Form 10-Q
period 2025-06-30
WERNER ENTERPRISES INC
filed 2025-08-11
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, 59,830,317 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2025 and 2024	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024	5
	Consolidated Condensed Balance Sheets as of June 30, 2025 and December 31, 2024	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Six Months Ended June 30, 2025 and 2024	8
	Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2025	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	35
Item 5.	Other Information	36
Item 6.	Exhibits	36

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

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Operating revenues	$753,148	$760,798	$1,465,262	$1,529,878
Operating expenses:
Salaries, wages and benefits	250,451	259,754	493,676	525,157
Fuel	60,401	71,998	123,493	149,620
Supplies and maintenance	62,260	61,988	122,300	123,763
Taxes and licenses	23,100	25,494	45,444	50,658
Insurance and claims	(6,813)	31,897	36,964	68,259
Depreciation and amortization	70,757	72,672	140,806	146,942
Rent and purchased transportation	228,280	210,417	434,422	414,342
Communications and utilities	3,730	4,127	8,087	8,833
Other	(5,339)	2,840	(419)	7,105
Total operating expenses	686,827	741,187	1,404,773	1,494,679
Operating income	66,321	19,611	60,489	35,199
Other expense (income):
Interest expense	9,353	9,043	18,890	16,991
Interest income	(1,487)	(1,786)	(2,979)	(3,471)
Loss on investments in equity securities	33	52	35	190
Loss (earnings) from equity method investment	(719)	141	(842)	274
Other	51	30	(317)	(231)
Total other expense, net	7,231	7,480	14,787	13,753
Income before income taxes	59,090	12,131	45,702	21,446
Income tax expense	15,468	2,931	12,301	5,998
Net income	43,622	9,200	33,401	15,448
Net loss attributable to noncontrolling interest	440	265	563	329
Net income attributable to Werner	$44,062	$9,465	$33,964	$15,777
Earnings per share:
Basic	$0.72	$0.15	$0.55	$0.25
Diluted	$0.72	$0.15	$0.55	$0.25
Weighted-average common shares outstanding:
Basic	60,888	62,706	61,386	63,089
Diluted	61,001	62,860	61,532	63,291
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$43,622	$9,200	$33,401	$15,448
Other comprehensive income (loss):
Foreign currency translation adjustments	2,633	(4,087)	2,571	(3,585)
Change in fair value of interest rate swaps, net of tax	(469)	(1,252)	(1,903)	(1,136)
Other comprehensive income (loss)	2,164	(5,339)	668	(4,721)
Comprehensive income	45,786	3,861	34,069	10,727
Comprehensive loss attributable to noncontrolling interest	440	265	563	329
Comprehensive income attributable to Werner	$46,226	$4,126	$34,632	$11,056
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,420	$40,752
Accounts receivable, trade, less allowance of $7,542 and $7,169, respectively	420,538	391,684
Other receivables	22,585	26,137
Inventories and supplies	13,228	14,183
Prepaid expenses	34,282	53,690
Other current assets	17,429	15,327
Total current assets	559,482	541,773
Property and equipment, at cost	2,944,012	2,941,495
Less – accumulated depreciation	1,065,906	1,007,259
Property and equipment, net	1,878,106	1,934,236
Goodwill	129,104	129,104
Intangible assets, net	71,372	76,407
Other non-current assets	308,311	370,717
Total assets	$2,946,375	$3,052,237
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,181	$112,429
Current portion of long-term debt	—	20,000
Insurance and claims accruals	103,189	93,710
Accrued payroll	53,277	54,560
Accrued expenses	17,954	18,745
Other current liabilities	30,732	56,305
Total current liabilities	334,333	355,749
Long-term debt, net of current portion	725,000	630,000
Other long-term liabilities	54,486	66,173
Insurance and claims accruals, net of current portion	114,716	236,923
Deferred income taxes	260,051	269,516
Total liabilities	1,488,586	1,558,361
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	36,865	37,944
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 59,830,317 and 61,850,434 shares outstanding, respectively	805	805
Paid-in capital	139,928	137,889
Retained earnings	1,969,693	1,952,775
Accumulated other comprehensive loss	(17,769)	(18,437)
Treasury stock, at cost; 20,703,219 and 18,683,102 shares, respectively	(671,733)	(617,100)
Total stockholders’ equity	1,420,924	1,455,932
Total liabilities, temporary equity and stockholders’ equity	$2,946,375	$3,052,237
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$33,401	$15,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,806	146,942
Deferred income taxes	(8,672)	(11,486)
Gain on disposal of property and equipment	(8,769)	(6,244)
Non-cash equity compensation	4,907	4,621
Insurance and claims accruals, net of current portion	(43,017)	(12,585)
Loss on investments in equity securities	35	190
Loss (earnings) from equity method investment	(842)	274
Gain on contingent earnout liability settlement	(7,815)	—
Other	(11,477)	(6,569)
Changes in certain working capital items:
Accounts receivable, net	(28,854)	34,958
Other current assets	21,172	30,553
Accounts payable	3,103	5,269
Other current liabilities	(18,583)	(3,714)
Net cash provided by operating activities	75,395	197,657
Cash flows from investing activities:
Additions to property and equipment	(111,855)	(198,534)
Proceeds from sales of property and equipment	53,793	80,338
Investment in equity securities	(6,021)	(21)
Payments to acquire equity method investment	(1,760)	(2,360)
Collections of notes receivable	1,922	1,168
Net cash used in investing activities	(63,921)	(119,409)
Cash flows from financing activities:
Repayments of short-term debt	(10,000)	(32,500)
Proceeds from issuance of short-term debt	10,000	40,000
Repayments of long-term debt	(320,000)	(136,250)
Proceeds from issuance of long-term debt	395,000	150,000
Dividends on common stock	(17,329)	(17,760)
Repurchases of common stock	(55,562)	(67,086)
Tax withholding related to net share settlements of restricted stock awards	(1,939)	(4,172)
Other	(2,016)	—
Net cash used in financing activities	(1,846)	(67,768)
Effect of exchange rate fluctuations on cash	1,040	(1,755)
Net increase in cash and cash equivalents	10,668	8,725
Cash and cash equivalents, beginning of period	40,752	61,723
Cash and cash equivalents, end of period	$51,420	$70,448
Supplemental disclosures of cash flow information:
Interest paid	$20,607	$16,725
Income taxes paid	38,664	3,580
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$998	$1,466
Change in fair value of interest rate swaps	(1,903)	(1,136)
Property and equipment acquired included in accounts payable	14,718	15,141
Property and equipment disposed included in other receivables	—	1,719
Dividends accrued but not yet paid at end of period	8,376	8,653
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended June 30, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, March 31, 2025	$805	$137,867	$1,934,007	$(19,933)	$(616,513)	$1,436,233	$37,821
Net income attributable to Werner	—	—	44,062	—	—	44,062	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(440)
Other comprehensive income	—	—	—	2,164	—	2,164	—
Repurchases of common stock, 2,113,007 shares	—	—	—	—	(55,562)	(55,562)	—
Dividends on common stock ($0.14 per share)	—	—	(8,376)	—	—	(8,376)	—
Common stock issued for stock-based compensation, including tax effects, 18,527 shares	—	(402)	—	—	342	(60)	—
Non-cash equity compensation expense	—	2,463	—	—	—	2,463	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(516)
BALANCE, June 30, 2025	$805	$139,928	$1,969,693	$(17,769)	$(671,733)	$1,420,924	$36,865

	Three Months Ended June 30, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, March 31, 2024	$805	$132,722	$1,950,819	$(9,066)	$(557,276)	$1,518,004	$38,543
Net income attributable to Werner	—	—	9,465	—	—	9,465	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(265)
Other comprehensive loss	—	—	—	(5,339)	—	(5,339)	—
Repurchases of common stock, 1,619,992 shares	—	—	—	—	(60,536)	(60,536)	—
Dividends on common stock ($0.14 per share)	—	—	(8,653)	—	—	(8,653)	—
Common stock issued for stock-based compensation, including tax effects, 14,962 shares	—	(324)	—	—	239	(85)	—
Non-cash equity compensation expense	—	2,371	—	—	—	2,371	—
BALANCE, June 30, 2024	$805	$134,769	$1,951,631	$(14,405)	$(617,573)	$1,455,227	$38,278
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Six Months Ended June 30, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2024	$805	$137,889	$1,952,775	$(18,437)	$(617,100)	$1,455,932	$37,944
Net income attributable to Werner	—	—	33,964	—	—	33,964	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(563)
Other comprehensive income	—	—	—	668	—	668	—
Repurchases of common stock, 2,113,007 shares	—	—	—	—	(55,562)	(55,562)	—
Dividends on common stock ($0.28 per share)	—	—	(17,046)	—	—	(17,046)	—
Common stock issued for stock-based compensation, including tax effects, 92,890 shares	—	(2,868)	—	—	929	(1,939)	—
Non-cash equity compensation expense	—	4,907	—	—	—	4,907	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(516)
BALANCE, June 30, 2025	$805	$139,928	$1,969,693	$(17,769)	$(671,733)	$1,420,924	$36,865

	Six Months Ended June 30, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2023	$805	$134,894	$1,953,385	$(9,684)	$(551,061)	$1,528,339	$38,607
Net income attributable to Werner	—	—	15,777	—	—	15,777	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(329)
Other comprehensive loss	—	—	—	(4,721)	—	(4,721)	—
Repurchases of common stock, 1,787,810 shares	—	—	—	—	(67,086)	(67,086)	—
Dividends on common stock ($0.28 per share)	—	—	(17,531)	—	—	(17,531)	—
Common stock issued for stock-based compensation, including tax effects, 150,932 shares	—	(4,746)	—	—	574	(4,172)	—
Non-cash equity compensation expense	—	4,621	—	—	—	4,621	—
BALANCE, June 30, 2024	$805	$134,769	$1,951,631	$(14,405)	$(617,573)	$1,455,227	$38,278
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
Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. In the opinion of management, the information set forth on the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2024 Form 10-K.
Recently Issued Accounting Pronouncements, Not Yet Effective
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, with the objective of enhancing the transparency and decision usefulness of income tax information through income tax disclosure improvements, primarily related to the rate reconciliation and income taxes paid information. The provisions of this update are effective for annual periods beginning after December 15, 2024, using a prospective approach. Retrospective application is permitted. We are evaluating the impact of adopting ASU 2023-09, and we expect this ASU to impact our disclosures but not our results of operations, cash flows, and financial condition.
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
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Truckload Transportation Services	$517,647	$537,069	$1,019,522	$1,088,195
Werner Logistics	221,177	208,912	416,735	411,394
Inter-segment eliminations	(4,749)	(3,263)	(8,812)	(7,334)
Transportation services	734,075	742,718	1,427,445	1,492,255
Other revenues	19,073	18,080	37,817	37,623
Total revenues	$753,148	$760,798	$1,465,262	$1,529,878
The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$715,677	$716,559	$1,390,919	$1,438,419
Mexico	33,557	36,165	67,168	75,285
Canada	3,914	8,074	7,175	16,174
Total revenues	$753,148	$760,798	$1,465,262	$1,529,878
Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At June 30, 2025 and December 31, 2024, the accounts receivable, trade, net, balance was $420.5 million and $391.7 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At June 30, 2025 and December 31, 2024, the balance of contract assets was $7.0 million and $6.3 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At June 30, 2025 and December 31, 2024, the balance of contract liabilities was $1.7 million and $1.4 million, respectively. The amount of revenues recognized in the six months ended June 30, 2025 that was included in the December 31, 2024 contract liability balance was $1.4 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the six months ended June 30, 2025 and 2024, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

(3) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. There were no changes in the carrying amount of goodwill by segment for the six months ended June 30, 2025.

The following table presents acquired intangible assets (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(26,020)	$54,180	$80,200	$(22,009)	$58,191
Trade names	24,600	(7,408)	17,192	24,600	(6,384)	18,216
Total intangible assets	$104,800	$(33,428)	$71,372	$104,800	$(28,393)	$76,407
Amortization expense on intangible assets was $2.5 million and $5.0 million for the three and six months ended June 30, 2025 and 2024, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of June 30, 2025, we estimate future amortization expense for intangible assets will be $5.0 million for the remainder of 2025, and $10.1 million for each of the five succeeding fiscal years.
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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	June 30, 2025	December 31, 2024
Right-of-use assets (recorded in other non-current assets)	$44,176	$49,599

Current lease liabilities (recorded in other current liabilities)	$15,501	$15,352
Long-term lease liabilities (recorded in other long-term liabilities)	31,044	36,406
Total operating lease liabilities	$46,545	$51,758

Weighted-average remaining lease term for operating leases	4.58 years	4.75 years
Weighted-average discount rate for operating leases	4.9%	5.0%

The following table presents the maturities of operating lease liabilities as of June 30, 2025 (in thousands):

2025 (remaining)	$8,908
2026	16,371
2027	8,746
2028	7,005
2029	4,179
Thereafter	6,002
Total undiscounted operating lease payments	51,211
Less: Imputed interest	(4,666)
Present value of operating lease liabilities	$46,545
Cash Flows
During the six months ended June 30, 2025 and 2024, right-of-use assets of $2.5 million and $13.8 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $8.8 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $6.6 million and $13.3 million for the three and six months ended June 30, 2025, respectively, and $4.9 million and $9.4 million for the three and six months ended June 30, 2024, respectively. This expense included $4.5 million and $9.0 million for the three and six months ended June 30, 2025, respectively, and $3.3 million and $6.0 million for the three and six months ended June 30, 2024, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers (revenue equipment) under operating leases with initial terms of 1 year to 10 years. At times, we also lease or sublease real estate to third parties. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.9 million and $5.5 million for the three and six months ended June 30, 2025, respectively, and $2.3 million and $4.8 million for the three and six months ended June 30, 2024, respectively.
The following table presents information about the maturities of these operating leases as of June 30, 2025 (in thousands):

2025 (remaining)	$5,176
2026	3,812
2027	76
2028	—
2029	—
Thereafter	—
Total	$9,064
The owned assets underlying our leases as lessor primarily consist of revenue equipment. As of June 30, 2025 and December 31, 2024, the gross carrying value of such revenue equipment underlying these leases was $63.6 million and $61.8 million, respectively, and accumulated depreciation was $25.8 million and $26.7 million, respectively. Depreciation expense for these assets was $2.1 million and $4.1 million for the three and six months ended June 30, 2025, respectively, and $1.8 million and $3.7 million for the three and six months ended June 30, 2024, respectively.
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		June 30, 2025	December 31, 2024
Assets:
Other non-current assets:
Pay-fixed interest rate swaps (1)	2	$—	$1,162
Equity securities (2)	1	106	141
Total other non-current assets		$106	$1,303
Liabilities:
Other current liabilities:
Pay-fixed interest rate swaps (1)	2	$11	$134
Other long-term liabilities:
Pay-fixed interest rate swaps (1)	2	3,961	2,420
Contingent consideration associated with acquisition	3	—	9,315
Total other long-term liabilities		3,961	11,735
Total liabilities at fair value		$3,972	$11,869
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

The following table presents changes in the fair value of our contingent earnout liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$9,421	$8,998	$9,315	$8,896
Payment for contingent consideration (1)	(1,500)	—	(1,500)	—
Change in fair value (2)	(7,921)	104	(7,815)	206
Balance at end of period	$—	$9,102	$—	$9,102
(1) The final outcome of the contingent consideration arrangement related to the Baylor Trucking, Inc. acquisition was negotiated and paid in April 2025, as certain financial performance goals were achieved. The contingent earnout period was scheduled to end on October 31, 2025.
(2) Represents a net favorable change to the contingent earnout liability, resulting from the finalization of the Baylor Trucking, Inc. contingent consideration arrangement in April 2025.
The estimated fair value of our contingent consideration arrangement was based upon probability-adjusted inputs for the acquired entity. Additionally, as the liability was stated at present value, the passage of time alone increased the estimated fair value of the liability each reporting period. Change in fair value is recorded in other operating expenses on the consolidated statements of income.
We have ownership interests in investments, primarily Mastery Logistics Systems, Inc. (“MLSI”), which do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. Our ownership interest in Autotech Fund III, L.P. (the “Autotech Fund”) is accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For additional information regarding the valuation of these investments, see Note 6 – Investments.
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
(6) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of June 30, 2025 and December 31, 2024, the value of our investment in MLSI was $109.9 million and $103.9 million, respectively, and the value of our other equity investments without readily determinable fair values was $379 thousand and $358 thousand, respectively. No gains or losses were recorded for the three and six months ended June 30, 2025 and 2024.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment in equity securities	$11	$11	$6,021	$21
As of June 30, 2025, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $64.9 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of June 30, 2025 and December 31, 2024, the value of this investment was $0.1 million. For additional information regarding the fair value of this equity investment, see Note 5 – Fair Value.

The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss on investments in equity securities	$33	$52	$35	$190
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in the Autotech Fund pursuant to a limited partnership agreement. The Autotech Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323. As a limited partner, we will make periodic capital contributions toward this total commitment amount. As of June 30, 2025 and December 31, 2024, the value of our investment in the Autotech Fund was $9.3 million and $6.7 million, respectively, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Autotech Fund as of June 30, 2025 was updated using operating results through March 31, 2025, as this is the most recent information available to us at this time.
The following table summarizes the activity related to our equity method investment during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital contributions	$1,760	$1,300	$1,760	$2,360
Loss (earnings) from equity method investment	$(719)	$141	$(842)	274
As of June 30, 2025, our cumulative capital contributions in the Autotech Fund were $9.0 million.
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
Availability of such funds under the 2022 Credit Agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of June 30, 2025, we were in compliance with these covenants.
We have entered into variable-for-fixed interest rate swap agreements in order to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness. Under the terms of our interest rate swap agreements, we receive monthly variable-rate interest payments based on one-month Term SOFR and make monthly fixed-rate interest payments as specified in the interest rate swap agreements. We have designated our interest rate swap agreements as cash flow hedges. Changes in fair value of outstanding derivatives in cash flow hedges are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income until earnings are impacted by the hedged transactions. Subsequent to the end of the quarter, in July 2025, two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $40.0 million matured and we entered into two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $60.0 million, maturing in July 2028. For additional information regarding our interest rate swaps, see Note 5 – Fair Value and Note 11 - Subsequent Events.
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
The LSA is subject various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type, including a minimum borrower’s net worth covenant. As of June 30, 2025, we were in compliance with these covenants.
The following table presents total debt (in thousands):

	June 30, 2025	December 31, 2024
Current portion of long-term debt
2022 Credit Agreement	$—	$20,000
Long-term debt, net of current portion
2022 Credit Agreement (1)	430,000	630,000
LSA (weighted average interest rate of 5.20% at June 30, 2025)	295,000	—
Total long-term debt, net of current portion	725,000	630,000
Total debt	$725,000	$650,000
(1) As of June 30, 2025, our outstanding revolving credit loan balance under the 2022 Credit Agreement consisted of:
•$75.0 million at a weighted average variable interest rate of 5.90%;
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
Our total available borrowing capacity was $644.1 million as of June 30, 2025, consisting of $639.1 million under the 2022 Credit Agreement after considering $5.9 million in stand-by letters of credit under which we are obligated, and $5.0 million under the LSA.
Availability under the LSA is calculated as follows (in thousands):

June 30, 2025
Borrowing base, based on eligible receivables	$300,000
Less: outstanding borrowings	(295,000)
Availability under LSA	$5,000
For information regarding the fair value of our debt, see Note 5 – Fair Value.

At June 30, 2025, the aggregate maturities of future debt principal payments are as follows (in thousands):

2025 (remaining)	$—
2026	—
2027	430,000
2028	295,000
Total	$725,000
(8) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $116.4 million at June 30, 2025.
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
On May 17, 2018, in Harris County District Court in Houston, Texas, a jury rendered an adverse verdict against the Company in a lawsuit arising from a December 30, 2014 accident between a Werner tractor-trailer and a passenger vehicle. On July 30, 2018, the court entered a final judgment against Werner for $92.0 million, including pre-judgment interest. The Company pursued an appeal of this verdict, and on May 18, 2023, the Texas Court of Appeals overruled Werner’s appeal and affirmed the trial court’s judgment. The Company filed a Petition for Review with the Texas Supreme Court and, on August 30, 2024 the Texas Supreme Court granted the Company’s Petition for Review. Oral argument of the appeal was held on December 3, 2024. On June 27, 2025, the Texas Supreme Court reversed the verdict and rendered a judgment in the Company’s favor, effectively ending the case in favor of Werner.
Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident was $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeded the 2018 jury verdict amount. As a result of the June 27, 2025 decision, the Company reversed a $45.7 million liability (including interest) through insurance and claims expense on the statements of income during the three months ended June 30, 2025. In June 2025, the Company also reversed a $79.2 million receivable from its third-party insurance providers from other non-current assets and a corresponding liability of the same amount from the long-term portion of insurance and claims accruals on the consolidated condensed balance sheets, as the Company was the primary obligor of the 2018 verdict under the terms of the Company’s insurance policies.
We are also involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions and other items. With respect to claims brought by a group of plaintiffs alleging unauthorized deductions, the Federal District Court in Nebraska granted plaintiffs’ motion for summary judgment in March 2025. We cannot reasonably estimate at this time the amount of liability with respect to plaintiffs’ claim of unauthorized deductions and such amount will be determined at trial, which is scheduled to begin on October 14, 2025. The Company intends to appeal the ruling on the parties’ respective motions for summary judgment. We anticipate further legal rulings from the Court at, before, or after trial that may substantially affect the scope of the claims asserted. As a result, we are unable at this time to estimate the amount of the possible liability or range of liability for any of plaintiffs’ claims, if any, that we may incur as a result of these claims. We will continue to vigorously defend against the claims brought by the plaintiffs.
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

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Werner	$44,062	$9,465	$33,964	$15,777
Weighted average common shares outstanding	60,888	62,706	61,386	63,089
Dilutive effect of stock-based awards	113	154	146	202
Shares used in computing diluted earnings per share	61,001	62,860	61,532	63,291
Basic earnings per share	$0.72	$0.15	$0.55	$0.25
Diluted earnings per share	$0.72	$0.15	$0.55	$0.25
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
The Werner Logistics segment provides non-asset-based transportation and logistics services. Werner Logistics provides services throughout North America and generates the majority of our non-trucking revenues through three divisions. These three Werner Logistics divisions are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the Intermodal (“Intermodal”) division offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”) offers residential and commercial deliveries of large or heavy items using third-party agents, independent contractors, and Company employees with two-person delivery teams operating a liftgate straight truck.
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

The following tables summarize our segment information (in thousands):

	Three Months Ended June 30, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$512,898	$221,177	$734,075
Inter-segment revenues	4,749	—	4,749
Reportable segment revenues	517,647	221,177	738,824
Reconciliation of revenues:
Other revenues (1)			19,073
Elimination of inter-segment revenues			(4,749)
Consolidated revenues			$753,148
Less operating expenses: (2)
Salaries, wages and benefits (3)	225,123	18,044	243,167
Fuel	59,731	338	60,069
Supplies and maintenance	53,710	2,916	56,626
Taxes and licenses	22,662	244	22,906
Insurance and claims (4)	(7,555)	506	(7,049)
Depreciation and amortization	65,207	3,868	69,075
Rent and purchased transportation	40,110	190,293	230,403
Communications and utilities	3,107	228	3,335
Gains on sales of property and equipment	(5,799)	(420)	(6,219)
Other segment items (5)	(2,738)	832	(1,906)
Reportable segment operating expenses	453,558	216,849	670,407
Reportable segment operating income	$64,089	$4,328	$68,417
Reconciliation of operating income:
Other operating loss (1)			(2,096)
Consolidated operating income			$66,321

	Three Months Ended June 30, 2024
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$533,806	$208,912	$742,718
Inter-segment revenues	3,263	—	3,263
Reportable segment revenues	537,069	208,912	745,981
Reconciliation of revenues:
Other revenues (1)			18,080
Elimination of inter-segment revenues			(3,263)
Consolidated revenues			$760,798
Less operating expenses: (2)
Salaries, wages and benefits	231,640	20,486	252,126
Fuel	71,232	402	71,634
Supplies and maintenance	53,654	1,989	55,643
Taxes and licenses	25,099	228	25,327
Insurance and claims	30,501	1,400	31,901
Depreciation and amortization	65,572	3,745	69,317
Rent and purchased transportation	33,783	178,819	212,602
Communications and utilities	3,267	465	3,732
Gains on sales of property and equipment	(1,466)	(265)	(1,731)
Other segment items (5)	2,789	1,093	3,882
Reportable segment operating expenses	516,071	208,362	724,433
Reportable segment operating income	$20,998	$550	$21,548
Reconciliation of operating income:
Other operating loss (1)			(1,937)
Consolidated operating income			$19,611

	Six Months Ended June 30, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$1,010,710	$416,735	$1,427,445
Inter-segment revenues	8,812	—	8,812
Reportable segment revenues	1,019,522	416,735	1,436,257
Reconciliation of revenues:
Other revenues (1)			37,817
Elimination of inter-segment revenues			(8,812)
Consolidated revenues			$1,465,262
Less operating expenses: (2)
Salaries, wages and benefits (3)	442,826	36,300	479,126
Fuel	122,164	698	122,862
Supplies and maintenance	105,048	5,589	110,637
Taxes and licenses	44,619	467	45,086
Insurance and claims (4)	35,519	1,128	36,647
Depreciation and amortization	128,253	7,560	135,813
Rent and purchased transportation	78,563	359,512	438,075
Communications and utilities	6,715	585	7,300
Gains on sales of property and equipment	(9,087)	(719)	(9,806)
Other segment items (5)	1,729	1,762	3,491
Reportable segment operating expenses	956,349	412,882	1,369,231
Reportable segment operating income	$63,173	$3,853	$67,026
Reconciliation of operating income:
Other operating loss (1)			(6,537)
Consolidated operating income			$60,489

	Six Months Ended June 30, 2024
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$1,080,861	$411,394	$1,492,255
Inter-segment revenues	7,334	—	7,334
Reportable segment revenues	1,088,195	411,394	1,499,589
Reconciliation of revenues:
Other revenues (1)			37,623
Elimination of inter-segment revenues			(7,334)
Consolidated revenues			$1,529,878
Less operating expenses: (2)
Salaries, wages and benefits	468,171	41,796	509,967
Fuel	148,106	840	148,946
Supplies and maintenance	107,784	3,873	111,657
Taxes and licenses	49,875	468	50,343
Insurance and claims	65,535	2,629	68,164
Depreciation and amortization	132,505	7,412	139,917
Rent and purchased transportation	66,278	352,985	419,263
Communications and utilities	6,901	1,232	8,133
Gains on sales of property and equipment	(5,931)	(484)	(6,415)
Other segment items (5)	7,133	2,422	9,555
Reportable segment operating expenses	1,046,357	413,173	1,459,530
Reportable segment operating income (loss)	$41,838	$(1,779)	$40,059
Reconciliation of operating income:
Other operating loss (1)			(4,860)
Consolidated operating income			$35,199
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
(3) During the three and six months ended June 30, 2025, salaries, wages and benefits for the TTS and Werner Logistics segments included severance costs of $0.9 million and $0.4 million, respectively, related to recent cost saving initiatives.
(4) During the three and six months ended June 30, 2025, insurance and claims expense for the TTS segment was offset by a $45.7 million liability reversal as a result of a favorable decision related to a lawsuit arising from a December 2014 accident. For additional information regarding this lawsuit, see Note 8 – Commitments and Contingencies.
(5) Other segment items for each reportable segment primarily includes costs for professional services. During the three and six months ended June 30, 2025, other segment items for the TTS segment were partially offset by a net favorable change of $7.9 million and $7.8 million, respectively, to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. For additional information regarding this contingent consideration arrangement, see Note 5 – Fair Value.
(11) Subsequent Events
In July 2025, two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $40.0 million matured and we entered into two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $60.0 million, maturing in July 2028. Under the terms of the new interest rate swap agreements, we will receive monthly variable-rate interest payments based on one-month Term SOFR, and make monthly fixed-rate interest payments as specified in the interest rate swap agreements. For additional information regarding our interest rate swaps, see Note 5 – Fair Value and Note 7 - Debt and Credit Facilities.
On July 4, 2025, the United States enacted a budget reconciliation package known as the One Big Beautiful Bill Act (“OBBBA”), which includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatments for certain business provisions. ASC 740, Income Taxes, requires entities to recognize the effects of new income tax legislation on deferred tax balances in the reporting period in which the legislation is enacted. We will record the effects of the OBBBA on deferred tax balances during the third quarter ending September 30, 2025. We are evaluating the impact of this new legislation, and we do not expect it to have a material impact on our results of operations and financial condition but expect a favorable impact on our cash flows resulting from the reinstatement of 100% bonus depreciation for qualified property.
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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2025 to second quarter 2024, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and non-driver salaries, wages and benefits. The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
We provide non-trucking services primarily through the three divisions within our Werner Logistics segment (Truckload Logistics, Intermodal, and Final Mile). Unlike our TTS segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits, as well as depreciation and amortization, supplies and maintenance, and other general expenses. We evaluate the Werner Logistics segment’s financial performance by reviewing operating expenses and operating income expressed as a percentage of revenues. Purchased transportation expenses as a percentage of revenues can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.
Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2025		2024		2025		2024		3ME	6ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$753,148	100.0	$760,798	100.0	$1,465,262	100.0	$1,529,878	100.0	(1.0)	(4.2)
Operating expenses:
Salaries, wages and benefits	250,451	33.2	259,754	34.1	493,676	33.7	525,157	34.3	(3.6)	(6.0)
Fuel	60,401	8.0	71,998	9.5	123,493	8.4	149,620	9.8	(16.1)	(17.5)
Supplies and maintenance	62,260	8.3	61,988	8.1	122,300	8.3	123,763	8.1	0.4	(1.2)
Taxes and licenses	23,100	3.1	25,494	3.3	45,444	3.1	50,658	3.3	(9.4)	(10.3)
Insurance and claims	(6,813)	(0.9)	31,897	4.2	36,964	2.5	68,259	4.4	(121.4)	(45.8)
Depreciation and amortization	70,757	9.4	72,672	9.6	140,806	9.6	146,942	9.6	(2.6)	(4.2)
Rent and purchased transportation	228,280	30.3	210,417	27.7	434,422	29.7	414,342	27.1	8.5	4.8
Communications and utilities	3,730	0.5	4,127	0.5	8,087	0.6	8,833	0.6	(9.6)	(8.4)
Other	(5,339)	(0.7)	2,840	0.4	(419)	—	7,105	0.5	(288.0)	(105.9)
Total operating expenses	686,827	91.2	741,187	97.4	1,404,773	95.9	1,494,679	97.7	(7.3)	(6.0)
Operating income	66,321	8.8	19,611	2.6	60,489	4.1	35,199	2.3	238.2	71.8
Total other expense, net	7,231	1.0	7,480	1.0	14,787	1.0	13,753	0.9	(3.3)	7.5
Income before income taxes	59,090	7.8	12,131	1.6	45,702	3.1	21,446	1.4	387.1	113.1
Income tax expense	15,468	2.0	2,931	0.4	12,301	0.8	5,998	0.4	427.7	105.1
Net income	43,622	5.8	9,200	1.2	33,401	2.3	15,448	1.0	374.2	116.2
Net loss attributable to noncontrolling interest	440	0.1	265	—	563	—	329	—	66.0	71.1
Net income attributable to Werner	$44,062	5.9	$9,465	1.2	$33,964	2.3	$15,777	1.0	365.5	115.3

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for One-Way Truckload and Dedicated operations within TTS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$450,903		$458,140		$883,976		$928,019
Trucking fuel surcharge revenues	55,201		69,966		112,841		142,949
Non-trucking and other operating revenues	11,543		8,963		22,705		17,227
Operating revenues	517,647	100.0	537,069	100.0	1,019,522	100.0	1,088,195	100.0
Operating expenses	453,558	87.6	516,071	96.1	956,349	93.8	1,046,357	96.2
Operating income	$64,089	12.4	$20,998	3.9	$63,173	6.2	$41,838	3.8

	Three Months Ended June 30,			Six Months Ended June 30,
TTS segment	2025	2024	% Change	2025	2024	% Change
Average tractors in service	7,489	7,630	(1.8)%	7,452	7,783	(4.3)%
Average revenues per tractor per week (1)	$4,632	$4,619	0.3%	$4,563	$4,586	(0.5)%
Total tractors (at quarter end)
Company	7,215	7,180	0.5%	7,215	7,180	0.5%
Independent contractor	330	280	17.9%	330	280	17.9%
Total tractors	7,545	7,460	1.1%	7,545	7,460	1.1%
Total trailers (at quarter end)	24,660	26,965	(8.5)%	24,660	26,965	(8.5)%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$164,083	$169,283	(3.1)%	$318,504	$338,120	(5.8)%
Average tractors in service	2,634	2,730	(3.5)%	2,633	2,758	(4.5)%
Total tractors (at quarter end)	2,655	2,635	0.8%	2,655	2,635	0.8%
Average percentage of empty miles	15.50%	14.70%	5.4%	15.75%	14.80%	6.4%
Average revenues per tractor per week (1)	$4,787	$4,770	0.4%	$4,650	$4,716	(1.4)%
Average % change in revenues per total mile (1)	2.7%	(2.7)%		1.5%	(4.0)%
Average % change in total miles per tractor per week	(2.3)%	10.8%		(2.9)%	11.1%
Average completed trip length in miles (loaded)	581	589	(1.4)%	579	590	(1.9)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$286,820	$288,857	(0.7)%	$565,472	$589,899	(4.1)%
Average tractors in service	4,855	4,901	(0.9)%	4,819	5,025	(4.1)%
Total tractors (at quarter end)	4,890	4,825	1.3%	4,890	4,825	1.3%
Average revenues per tractor per week (1)	$4,542	$4,534	0.2%	$4,512	$4,516	(0.1)%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income (loss), as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$221,177	100.0	$208,912	100.0	$416,735	100.0	$411,394	100.0
Operating expenses:
Purchased transportation expense	188,326	85.1	177,066	84.8	355,484	85.3	349,553	85.0
Other operating expenses	28,523	12.9	31,296	14.9	57,398	13.8	63,620	15.4
Total operating expenses	216,849	98.0	208,362	99.7	412,882	99.1	413,173	100.4
Operating income (loss)	$4,328	2.0	$550	0.3	$3,853	0.9	$(1,779)	(0.4)

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics segment	2025	2024	% Change	2025	2024	% Change
Average tractors in service	28	22	27.3%	24	24	—%
Total tractors (at quarter end)	23	21	9.5%	23	21	9.5%
Total trailers (at quarter end)	3,650	3,350	9.0%	3,650	3,350	9.0%
Total containers (at quarter end)	200	—	N/A	200	—	N/A
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating Revenues and Operating Profitability
Operating revenues decreased 1.0% for the three months ended June 30, 2025, compared to the same period of the prior year. When comparing second quarter 2025 to second quarter 2024, TTS segment revenues decreased $19.4 million, or 3.6%, and Werner Logistics revenues increased $12.3 million, or 5.9%. We had operating income of $66.3 million in second quarter 2025 compared to $19.6 million in second quarter 2024, and our operating margin percentage increased to 8.8% in second quarter 2025 from 2.6% in second quarter 2024. Our second quarter 2025 consolidated and TTS segment operating results were positively impacted by a $45.7 million liability reversal through insurance and claims expense as a result of a favorable decision related to a lawsuit arising from a December 2014 accident, and a net favorable change of $7.9 million to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. The Baylor Trucking, Inc. contingent consideration arrangement was finalized through negotiations in April 2025. For additional information related to this lawsuit and contingent consideration arrangement, see Notes 8 and 5, respectively, in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.
Dedicated retention and pipeline remains strong. The implementation of new Dedicated fleets awarded in first quarter 2025 started in the later half of second quarter 2025, and are continuing to progress into the third quarter as we hire drivers and build the new fleets to targeted levels. Additional Dedicated fleet contracts were awarded in second quarter 2025. One-Way Truckload freight conditions were steady through second quarter 2025, benefiting from pop-up opportunities, with stable volumes continuing into the early stages of the third quarter. The OBBBA, enacted on July 4, 2025, could stimulate consumer demand and industrial investment over time, both of which we believe would benefit freight volumes. Tariff and interest rate impacts remain uncertain for both shippers and consumers.
Trucking revenues, net of fuel surcharge, decreased 1.6% in second quarter 2025 compared to second quarter 2024 due to a 1.8% decrease in the average number of tractors in service. TTS average revenues per tractor per week, net of fuel surcharge, increased 0.3%, due primarily to a 2.7% increase in One-Way Truckload revenues per total mile, net of fuel surcharge, partially offset by a 2.3% decrease in One-Way Truckload average total miles per tractor per week. One-Way Truckload revenues per total mile, net of fuel surcharge, increased as recent contractual rate changes became effective. One-Way Truckload average tractors in service decreased 3.5%. We continue to expect One-Way Truckload fleet average revenues per total mile, net of fuel surcharge, to remain flat or increase up to 3% in third quarter 2025 compared to third quarter 2024. Despite inefficiencies from new Dedicated fleet startups during second quarter 2025, Dedicated average revenues per tractor per week, net of fuel surcharge, increased 0.2%. It often takes 90 days or more before new fleets meet targeted levels. We continue to expect Dedicated average revenues per tractor per week, net of fuel surcharge, will remain flat or increase up to 3% in 2025 compared to 2024. TTS had a operating income of $64.1 million in second quarter 2025 compared to $21.0 million in second quarter 2024, and its operating margin percentage increased to 12.4% in second quarter 2025 from 3.9% in second quarter 2024. As discussed above, second quarter 2025 TTS operating results were positively impacted by a favorable decision related to a lawsuit and the finalization of the contingent consideration arrangement in April 2025 related to the Baylor Trucking, Inc. acquisition.
The average number of tractors in service in the TTS segment decreased 1.8% to 7,489 in second quarter 2025 from 7,630 in second quarter 2024. We ended second quarter 2025 with 7,545 tractors in the TTS segment, a year-over-year increase of 85 tractors compared to the end of second quarter 2024, and a sequential increase of 105 tractors compared to the end of the first quarter 2025. Within TTS, Dedicated ended second quarter 2025 with 4,890 tractors (or 65% of our total TTS segment fleet) compared to 4,825 tractors (or 65%) a year ago. We are slightly lowering our expectation for our TTS segment fleet size at the end of 2025 to increase in a range from 1% to 5% to 1% to 4% when compared to the fleet size at the end of 2024. The One-Way Truckload fleet size increased sequentially in second quarter 2025, driven in part from the fleet meeting temporary capacity needs for select customers. Implementations of new Dedicated fleets remain ongoing, and over the remainder of 2025, growth is expected to be driven more by Dedicated than One-Way Truckload. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 21.1% to $55.2 million in second quarter 2025 from $70.0 million in second quarter 2024 due primarily to lower average diesel fuel prices and the impact of 10.9 million fewer company tractor miles. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three divisions. Werner Logistics recorded revenue and brokered freight expense of $4.7 million in second quarter 2025 and $3.3 million in second quarter 2024 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2025, Werner Logistics revenues increased $12.3 million, or 5.9%, compared to second quarter 2024. Truckload Logistics revenues (77% of total Werner Logistics segment revenues) increased $13.9 million, or 9%, in second quarter 2025, driven by a 7% increase in shipments and higher revenue per shipment. The Power Only solution, which utilizes third-party carriers who provide only a driver and a tractor, represented a growing portion of Truckload Logistics operations in second quarter 2025. Power Only revenues increased 17% while traditional brokerage recorded mid-single digit revenue growth in second quarter 2025 compared to second quarter 2024. Intermodal revenues (13% of total Werner Logistics segment revenues) increased $0.7 million, or 3%, in second quarter 2025, due to a 7% increase in shipments, partially offset by a 4% decrease in revenue per shipment. Final Mile revenues (10% of total Werner Logistics segment revenues) decreased $2.4 million, or 10%, in second quarter 2025. Werner Logistics had operating income $4.3 million in second quarter 2025 compared to $0.5 million in second quarter 2024, and its operating margin percentage increased to 2.0% in second quarter 2025 from 0.3% in second quarter 2024, due primarily to volume growth and a reduction in operating expenses. We expect growth in Werner Logistics revenues to continue, as large shippers need additional capacity.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.2% in second quarter 2025 compared to 97.4% in second quarter 2024. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 25 through 27 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $9.3 million or 3.6% in second quarter 2025 compared to second quarter 2024 and decreased 0.9% as a percentage of operating revenues. The lower dollar amount of salaries, wages and benefits expense in the second quarter of 2025 was due primarily to the impact of 10.9 million fewer company tractor miles, lower benefit costs, and decreased non-driver pay. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees, partially offset by severance expense of $1.3 million from recent cost saving initiatives. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 11% in second quarter 2025 compared to second quarter 2024.
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
Fuel decreased $11.6 million or 16.1% in second quarter 2025 compared to second quarter 2024 and decreased 1.5% as a percentage of operating revenues, due to lower average diesel fuel prices and 10.9 million fewer company tractor miles in second quarter 2025. Average diesel fuel prices were 29 cents per gallon lower in second quarter 2025 than in second quarter 2024 and were 14 cents per gallon lower than in first quarter 2025.
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
For July 2025, the average diesel fuel price per gallon was 2 cents lower than the average diesel fuel price per gallon in July 2024 and 12 cents higher than in third quarter 2024.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $0.3 million or 0.4% in second quarter 2025 compared to second quarter 2024 and increased 0.2% as a percentage of operating revenues. Supplies and maintenance expense increased due primarily to higher driver and placement driver-related costs such as driver advertising and lodging. These increases were partially offset by lower costs for over-the-road tractor maintenance and the impact of 10.9 million fewer company tractor miles in second quarter 2025.
Taxes and licenses decreased $2.4 million or 9.4% in second quarter 2025 compared to second quarter 2024 and decreased 0.2% as a percentage of operating revenues due primarily to lower costs for fuel taxes. The decrease in fuel tax expense in the second quarter of 2025 was impacted by lower average diesel fuel prices and 10.9 million fewer company tractor miles.
Insurance and claims decreased $38.7 million or 121.4% in second quarter 2025 compared to second quarter 2024 and decreased 5.1% as a percentage of operating revenues due primarily to the impact of a $45.7 million liability reversal through insurance and claims expense as a result of a favorable decision in second quarter 2025 related to an adverse jury verdict rendered on May 17, 2018 for a December 2014 accident, effectively ending the lawsuit in favor of Werner. For additional information related to this lawsuit, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The favorable impact of the liability reversal was partially offset by higher expense for liability claims, due primarily to a higher amount of unfavorable reserve development, partially offset by lower expense for new claims. Lower expense for new claims was impacted by decreased cost per claim in second quarter 2025 compared to the same period in 2024. We also incurred insurance and claims expense of $1.0 million for second quarter 2024 for accrued interest related to the adverse jury verdict rendered on May 17, 2018. We continued to accrue pre-tax insurance and claims expense for interest at

$0.5 million per month (excluding months where the plaintiffs requested an extension of time to respond to our petition for review) until our appeal was finalized in second quarter 2025. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. Our elevated insurance and claims expense is a reflection of the ongoing unprecedented rise in verdicts and litigation settlements across the industry, particularly for larger carriers.
We renewed our liability insurance policies on August 1, 2025, and are responsible for the first $15.0 million per claim on all claims with an annual $7.5 million aggregate for claims between $15.0 million and $20.0 million. For the policy year that began August 1, 2024, we were responsible for the first $15.0 million per claim on all claims with an annual $7.5 million aggregate for claims between $15.0 million and $20.0 million. We maintain liability insurance coverage with insurance carriers in excess of the $15.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2025 are slightly higher than premiums for the previous policy year.
Depreciation and amortization expense decreased $1.9 million or 2.6% in second quarter 2025 compared to second quarter 2024 and decreased 0.2% as a percentage of operating revenues due primarily to a decrease in depreciation of tractors, as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions.
The average age of our tractor fleet remains low by industry standards and was 2.4 years as of June 30, 2025, and the average age of our trailers was 5.5 years. We are continuing to invest in new tractors and trailers, technology, and our terminal network in 2025 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs.
Rent and purchased transportation expense increased $17.9 million or 8.5% in second quarter 2025 compared to second quarter 2024, and increased 2.6% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $4.7 million in second quarter 2025 and $3.3 million in second quarter 2024 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense increased $11.3 million in second quarter 2025 as a result of higher logistics revenues, and increased to 85.1% as a percentage of Werner Logistics revenues in second quarter 2025 from 84.8% in second quarter 2024.
Rent and purchased transportation expense for the TTS segment increased $6.3 million in second quarter 2025 compared to second quarter 2024 due primarily to more independent contractor miles and higher technology-related costs. These increases were partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices in second quarter 2025. Independent contractor miles increased approximately 1.9 million miles in second quarter 2025 and as a percentage of total miles were 6.0% in second quarter 2025 compared to 4.8% in second quarter 2024. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses decreased $8.2 million in second quarter 2025 compared to second quarter 2024 and decreased 1.1% as a percentage of operating revenues due primarily to the impact of a $7.9 million net favorable change to the contingent earnout liability in April 2025 related to the Baylor Trucking, Inc. acquisition and higher gains on sales of property and equipment (primarily used tractors and trailers), partially offset by increased bad debt expense and costs associated with professional services. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $5.9 million in second quarter 2025 compared to $2.7 million, which includes $1.8 million from sales of real estate, in second quarter 2024. We sold fewer tractors and trailers in second quarter 2025 compared to second quarter 2024 and realized much higher average gains per tractor and trailer. Recently, used tractor values have been elevated due largely to tariff uncertainties. As a result, we are adjusting our full-year guidance range for gains on our used equipment from a range of $8 million and $18 million to a range of $12 million to $18 million in 2025.
Other Expense (Income)
Other expense, net of other income, decreased $0.2 million in second quarter 2025 compared to second quarter 2024, due primarily to a $0.9 million increase in the amount of net earnings recognized from our investments (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments), partially offset by a $0.6 million increase in net interest expense. Net interest expense increased primarily due to an increase in average debt outstanding. During the first quarter 2025, we entered into a LSA, which bears interest at a lower rate than the 2022 Credit Agreement (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities and interest rate swaps). We continue to expect net interest expense for full-year 2025 to be flat-to-down compared to 2024, higher in the first half and lower in the second half of the year, as we start to benefit from lower interest rates under the LSA.
Income Tax Expense
Income tax expense increased $12.5 million in second quarter 2025 compared to second quarter 2024 due primarily to higher pre-tax income and an increase in the effective income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 26.2% in second quarter 2025 compared to 24.2% in second quarter 2024 due primarily to differences in discrete income tax items. We continue to estimate our full year 2025 effective income tax rate to be approximately 25.0% to 26.0%, as we expect a lower effective income tax rate in future quarters.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating Revenues and Operating Profitability
Operating revenues decreased 4.2% for the six months ended June 30, 2025, compared to the same period of the prior year. When comparing the first six months of 2025 to the first six months of 2024, TTS segment revenues decreased $68.7 million, or 6.3%, and Werner Logistics revenues increased $5.3 million, or 1.3%. In the TTS segment, trucking revenues, net of fuel surcharge, decreased $44.0 million, due primarily to a 4.3% decrease in average tractors in service and a 0.5% decrease in average revenues per tractor per week, net of fuel surcharge. TTS segment fuel surcharge revenues for the six months ended June 30, 2025 decreased $30.1 million, or 21.1%, when compared to the same period of the prior year due to the impact of 29.6 million fewer company tractor miles and lower average diesel fuel prices. The increase in Werner Logistics revenues was primarily due to higher volumes in Truckload Logistics. We had operating income of $60.5 million for the six months ended June 30, 2025 compared to $35.2 million for the first six months of 2024, and our operating margin percentage increased to 4.1% for the six months ended June 30, 2025 from 2.3% for the first six months of 2024. As discussed above, consolidated and TTS operating results for the six months ended June 30, 2025 were positively impacted by a favorable decision related to a lawsuit and the finalization of the contingent consideration arrangement in April 2025 related to the Baylor Trucking, Inc. acquisition.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 95.9% for the six months ended June 30, 2025 and 97.7% for the six months ended June 30, 2024. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 25 through 27 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $31.5 million, or 6.0%, in the first six months of 2025 compared to the same period in 2024 and decreased 0.6% as a percentage of operating revenues to 33.7%. The lower dollar amount of salaries, wages and benefits expense in the first six months of 2025 was due primarily to the impact of 29.6 million fewer company tractor miles, decreased non-driver pay, and lower benefit costs. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees, partially offset by severance expense of $1.3 million from recent cost saving initiatives. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 13% in the first six months of 2025 compared to the same period in 2024.
Fuel decreased $26.1 million, or 17.5%, in the first six months of 2025 compared to the same period in 2024 and decreased 1.4% as a percentage of operating revenues due to lower average diesel fuel prices and 29.6 million fewer company tractor miles in the first six months of 2025. Average diesel fuel prices were 30 cents per gallon lower in the first six months of 2025 than in same period in 2024.

Supplies and maintenance decreased $1.5 million, or 1.2%, in the first six months of 2025 compared to the same period in 2024 and increased 0.2% as a percentage of operating revenues. Supplies and maintenance expense decreased due primarily to the impact of 29.6 million fewer company tractor miles and lower costs for tractor maintenance and tolls. These decreases were partially offset by higher costs for tire maintenance and driver-related costs such as driver advertising.
Insurance and claims decreased $31.3 million, or 45.8%, in the first six months of 2025 compared to the same period in 2024 and decreased 1.9 as a percentage of operating revenues due primarily to the impact of a $45.7 million liability reversal through insurance and claims expense as a result of a favorable decision in second quarter 2025 related to an adverse jury verdict rendered on May 17, 2018 for a December 2014 accident, effectively ending the lawsuit in favor of Werner. For additional information related to this lawsuit, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The favorable impact of the liability reversal was partially offset by higher expense for liability claims, due primarily to a higher amount of unfavorable reserve development, partially offset by lower expense for new claims. Lower expense for new claims was impacted by decreased cost per claim in first six months of 2025 compared to the same period in 2024.
Depreciation and amortization expense decreased $6.1 million, or 4.2%, in the first six months of 2025 compared to the same period in 2024 and was flat as a percentage of operating revenues due primarily to decreases in depreciation of tractors as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions.
Werner Logistics purchased transportation expense increased $5.9 million in the first six months of 2025 as a result of higher logistics revenues, and increased 0.3% as a percentage of Werner Logistics revenues to 85.3% in the first six months of 2025 from 85.0% in the same period in 2024. Rent and purchased transportation expense for the TTS segment increased $12.3 million in the first six months of 2025 compared to the same period in 2024 due primarily to due primarily to more independent contractor miles, higher technology-related costs, and additional operational facility costs. These increases were partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices in first six months of 2025. Independent contractor miles increased 3.4 million miles in the first six months of 2025 and as a percentage of total miles were 5.8% in the first six months of 2025 compared to 4.5% in the first six months of 2024.
Other operating expenses decreased $7.5 million in the first six months of 2025 compared to the same period in 2024 and decreased 0.5% as a percentage of operating revenues due primarily to the impact of a $7.8 million net favorable change to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition and higher gains on sales of property and equipment (primarily used tractors and trailers), partially offset by increased bad debt expense and costs associated with professional services. Gains on sales of property and equipment were $8.8 million in the first six months of 2025 compared to $6.2 million, including $1.8 million from the sale of real estate, in the same period in 2024. We sold fewer tractors and trailers in the first six months of 2025 compared to the same period in 2024 and realized much higher average gains per tractor and trailer, as used equipment values have been elevated due largely to global trade policy.
Other Expense (Income)
Other expense, net of income, increased $1.0 million in the first six months of 2025 compared to the same period in 2024 due primarily to a $2.4 million increase in net interest expense, partially offset by a $1.3 million increase in the amount of net earnings recognized from our investments (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments). Net interest expense increased primarily due to the impact of replacing lower-cost debt and interest rate swaps with higher-cost debt and interest rate swaps upon certain maturities in the second quarter of 2024 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further information on our debt and interest rate swaps) and an increase in average debt outstanding.
Income Tax Expense
Income tax expense increased $6.3 million in the first six months of 2025 compared to the same period in 2024, due primarily to higher pre-tax income, partially offset by a decrease in the effective income tax rate. Our effective income tax rate decreased to 26.9% in the first six months of 2025 compared to 28.0% in the first six months of 2024 due primarily to differences in discrete income tax items.
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
Management believes our financial position at June 30, 2025 is strong. As of June 30, 2025, we had $51.4 million of cash and cash equivalents and $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a maximum borrowing capacity of $1.375 billion under our credit facilities, for which our total available borrowing capacity was $644.1 million as of June 30, 2025 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities). We believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.
Item 7 of Part II of our 2024 Form 10-K includes our disclosure of material cash requirements as of December 31, 2024. There were no material changes in the nature of these items during the six months ended June 30, 2025.
Cash Flows
During the six months ended June 30, 2025, we generated cash flow from operations of $75.4 million, a 61.9% or $122.3 million decrease in cash flows compared to the same six-month period a year ago. The decrease in net cash provided by operating activities was due primarily to working capital changes for the six-month period ended June 30, 2025. We were able to make net capital expenditures, make strategic investments, pay dividends, and repurchase company stock with the net cash provided by operating activities, supplemented by borrowings under our existing credit facilities.
Net investing activities used $63.9 million for the six-month period ended June 30, 2025, and $119.4 million during the same period in 2024. Net property and equipment additions (primarily revenue equipment) were $58.1 million for the six-month period ended June 30, 2025, compared to $118.2 million during the same period of 2024. We are adjusting our full-year 2025 net capital expenditures (primarily revenue equipment) guidance from a range of $185 million to $235 million to a range of $145 million to $185 million. Given our strong balance sheet and proactive fleet management, we entered 2025 with a higher-than-normal inventory of new tractors ready to support growth. These factors, combined with a deliberate shift to a more asset light operational mix are expected to result in net capital expenditures below our historical range in 2025. Net capital expenditures in 2024 was $234.9 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary. As of June 30, 2025, we were committed to property and equipment purchases of approximately $116.4 million.
Net financing activities used $1.8 million during the six months ended June 30, 2025 compared to $67.8 million during the same period in 2024. We had net borrowings on our debt of $75.0 million during the six months ended June 30, 2025, increasing our outstanding debt to $725.0 million at June 30, 2025. We had net borrowings on our debt of $21.3 million during the six months ended June 30, 2024. We paid dividends of $17.3 million during the six months ended June 30, 2025 and $17.8 million during the same period in 2024. We currently plan to continue paying a quarterly dividend.
Financing activities for the six months ended June 30, 2025, also included stock repurchases of 2,113,007 shares at a cost of $55.6 million, including broker commissions and excise taxes. Financing activities for the same period in 2024 included common stock repurchases of 1,787,810 shares at a cost of $67.1 million, including broker commissions and excise taxes. As of June 30, 2025, the Company had purchased 3,216,658 shares pursuant to our current Board of Directors repurchase authorization and had 1,783,342 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
Regulations:
Item 1 of Part I of our 2024 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. The following is an update to the regulations set forth in our 2024 Form 10-K.
In January 2025, California voluntarily withdrew the Advanced Clean Fleets (“ACF”) waiver request from the U.S. Environmental Protection Agency. Also, in June 2025, Congress rescinded the previously granted waivers for Advanced Clean Trucks (“ACT”). While these regulations remain in the California Administrative Code, the future of the ACF and ACT regulations is uncertain. Werner continues to monitor any California Air Resources Board-related regulatory developments. The rescission of the waiver request and approved waivers will potentially impact tractor prices, availability, performance, and efficiency.

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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of June 30, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $2.6 million for second quarter 2025 and losses were $4.1 million for second quarter 2024. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity on the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $355.0 million of variable interest rate debt outstanding at June 30, 2025, for which the interest rate is effectively fixed at 5.97% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $370.0 million of variable interest rate debt outstanding at June 30, 2025. Interest on our credit facilities is based on variable rates, including the Secured Overnight Financing Rate (“SOFR”) and commercial paper rate. See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR and commercial paper rate would increase our interest expense by approximately $3.5 million for the next 12-month period.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On May 15, 2024, we announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of June 30, 2025, the Company had purchased 3,216,658 shares pursuant to this authorization and had 1,783,342 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our stock repurchases during second quarter 2025 made pursuant to this authorization. The Company did not purchase any shares during second quarter 2025 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2025	—	$—	—	3,896,349
May 1-31, 2025	1,729,868	$25.83	1,729,868	2,166,481
June 1-30, 2025	383,139	$27.02	383,139	1,783,342
Total	2,113,007	$26.05	2,113,007
(1)Average price paid per share for open market purchases include broker commissions, but exclude excise tax.

Item 5. Other Information
Director and Officer Trading Arrangements
During second quarter 2025, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Condensed Balance Sheets as of June 30, 2025 and December 31, 2024, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and six months ended June 30, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2025.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 11, 2025	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 11, 2025	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President and Chief Accounting Officer