Form 10-Q
period 2025-09-30
WERNER ENTERPRISES INC
filed 2025-11-07
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, 59,830,317 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2025 and 2024	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Consolidated Condensed Balance Sheets as of September 30, 2025 and December 31, 2024	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Nine Months Ended September 30, 2025 and 2024	8
	Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2025	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	35
Item 5.	Other Information	36
Item 6.	Exhibits	37

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

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Operating revenues	$771,499	$745,701	$2,236,761	$2,275,579
Operating expenses:
Salaries, wages and benefits	268,720	258,335	762,396	783,492
Fuel	64,059	64,886	187,552	214,506
Supplies and maintenance	65,496	61,548	187,796	185,311
Taxes and licenses	23,189	23,565	68,633	74,223
Insurance and claims	38,060	27,678	75,024	95,937
Depreciation and amortization	72,184	71,584	212,990	218,526
Rent and purchased transportation	243,115	211,667	677,537	626,009
Communications and utilities	3,967	4,186	12,054	13,019
Other	5,730	4,657	5,311	11,762
Total operating expenses	784,520	728,106	2,189,293	2,222,785
Operating income (loss)	(13,021)	17,595	47,468	52,794
Other expense (income):
Interest expense	9,935	11,093	28,825	28,084
Interest income	(1,362)	(1,834)	(4,341)	(5,305)
Loss (gain) on investments in equity securities	(38)	37	(3)	227
Loss (earnings) from equity method investment	289	(295)	(553)	(21)
Other	60	50	(257)	(181)
Total other expense, net	8,884	9,051	23,671	22,804
Income (loss) before income taxes	(21,905)	8,544	23,797	29,990
Income tax expense (benefit)	(822)	2,004	11,479	8,002
Net income (loss)	(21,083)	6,540	12,318	21,988
Net loss attributable to noncontrolling interest	508	25	1,071	354
Net income (loss) attributable to Werner	$(20,575)	$6,565	$13,389	$22,342
Earnings (loss) per share:
Basic	$(0.34)	$0.11	$0.22	$0.36
Diluted	$(0.34)	$0.11	$0.22	$0.36
Weighted-average common shares outstanding:
Basic	59,830	61,808	60,862	62,659
Diluted	59,830	62,022	61,015	62,862
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$(21,083)	$6,540	$12,318	$21,988
Other comprehensive income (loss):
Foreign currency translation adjustments	939	(2,426)	3,510	(6,011)
Change in fair value of interest rate swaps, net of tax	(113)	(4,606)	(2,016)	(5,742)
Other comprehensive income (loss)	826	(7,032)	1,494	(11,753)
Comprehensive income (loss)	(20,257)	(492)	13,812	10,235
Comprehensive loss attributable to noncontrolling interest	508	25	1,071	354
Comprehensive income (loss) attributable to Werner	$(19,749)	$(467)	$14,883	$10,589
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,984	$40,752
Accounts receivable, trade, less allowance of $7,522 and $7,169, respectively	437,522	391,684
Other receivables	22,621	26,137
Inventories and supplies	11,546	14,183
Prepaid expenses	47,964	53,690
Other current assets	34,158	15,327
Total current assets	604,795	541,773
Property and equipment, at cost	2,968,563	2,941,495
Less – accumulated depreciation	1,110,324	1,007,259
Property and equipment, net	1,858,239	1,934,236
Goodwill	129,104	129,104
Intangible assets, net	68,854	76,407
Other non-current assets	310,111	370,717
Total assets	$2,971,103	$3,052,237
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,307	$112,429
Current portion of long-term debt	—	20,000
Insurance and claims accruals	106,987	93,710
Accrued payroll	54,020	54,560
Accrued expenses	18,893	18,745
Other current liabilities	46,502	56,305
Total current liabilities	373,709	355,749
Long-term debt, net of current portion	725,000	630,000
Other long-term liabilities	50,722	66,173
Insurance and claims accruals, net of current portion	112,956	236,923
Deferred income taxes	277,488	269,516
Total liabilities	1,539,875	1,558,361
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	35,641	37,944
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 59,830,317 and 61,850,434 shares outstanding, respectively	805	805
Paid-in capital	142,716	137,889
Retained earnings	1,940,742	1,952,775
Accumulated other comprehensive loss	(16,943)	(18,437)
Treasury stock, at cost; 20,703,219 and 18,683,102 shares, respectively	(671,733)	(617,100)
Total stockholders’ equity	1,395,587	1,455,932
Total liabilities, temporary equity and stockholders’ equity	$2,971,103	$3,052,237
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$12,318	$21,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,990	218,526
Deferred income taxes	8,557	(26,133)
Gain on disposal of property and equipment	(13,308)	(8,848)
Non-cash equity compensation	7,695	7,071
Insurance and claims accruals, net of current portion	(44,777)	(11,508)
Loss (gain) on investments in equity securities	(3)	227
Earnings from equity method investment	(553)	(21)
Gain on contingent earnout liability settlement	(7,815)	—
Other	(15,435)	(10,509)
Changes in certain working capital items:
Accounts receivable, net	(45,838)	60,921
Other current assets	(7,585)	18,007
Accounts payable	11,445	(9,821)
Other current liabilities	1,848	(1,200)
Net cash provided by operating activities	119,539	258,700
Cash flows from investing activities:
Additions to property and equipment	(164,554)	(332,999)
Proceeds from sales of property and equipment	71,254	126,894
Investment in equity securities	(6,032)	(32)
Payments to acquire equity method investment	(3,060)	(2,360)
Collections of notes receivable	2,626	2,028
Net cash used in investing activities	(99,766)	(206,469)
Cash flows from financing activities:
Repayments of short-term debt	(35,000)	(72,500)
Proceeds from issuance of short-term debt	30,000	70,000
Repayments of long-term debt	(320,000)	(156,250)
Proceeds from issuance of long-term debt	400,000	200,000
Dividends on common stock	(25,705)	(26,413)
Repurchases of common stock	(55,562)	(67,086)
Tax withholding related to net share settlements of restricted stock awards	(1,939)	(4,172)
Other	(2,732)	—
Net cash used in financing activities	(10,938)	(56,421)
Effect of exchange rate fluctuations on cash	1,397	(2,873)
Net increase (decrease) in cash and cash equivalents	10,232	(7,063)
Cash and cash equivalents, beginning of period	40,752	61,723
Cash and cash equivalents, end of period	$50,984	$54,660
Supplemental disclosures of cash flow information:
Interest paid	$30,518	$27,403
Income taxes paid	38,675	14,847
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,812	$1,795
Change in fair value of interest rate swaps	(2,016)	(5,742)
Property and equipment acquired included in accounts payable	24,502	52,480
Dividends accrued but not yet paid at end of period	8,376	8,653
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended September 30, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, June 30, 2025	$805	$139,928	$1,969,693	$(17,769)	$(671,733)	$1,420,924	$36,865
Net loss attributable to Werner	—	—	(20,575)	—	—	(20,575)	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(508)
Other comprehensive income	—	—	—	826	—	826	—
Dividends on common stock ($0.14 per share)	—	—	(8,376)	—	—	(8,376)	—
Non-cash equity compensation expense	—	2,788	—	—	—	2,788	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(716)
BALANCE, September 30, 2025	$805	$142,716	$1,940,742	$(16,943)	$(671,733)	$1,395,587	$35,641

	Three Months Ended September 30, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, June 30, 2024	$805	$134,769	$1,951,631	$(14,405)	$(617,573)	$1,455,227	$38,278
Net income attributable to Werner	—	—	6,565	—	—	6,565	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(25)
Other comprehensive loss	—	—	—	(7,032)	—	(7,032)	—
Dividends on common stock ($0.14 per share)	—	—	(8,653)	—	—	(8,653)	—
Non-cash equity compensation expense	—	2,450	—	—	—	2,450	—
BALANCE, September 30, 2024	$805	$137,219	$1,949,543	$(21,437)	$(617,573)	$1,448,557	$38,253
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Nine Months Ended September 30, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2024	$805	$137,889	$1,952,775	$(18,437)	$(617,100)	$1,455,932	$37,944
Net income attributable to Werner	—	—	13,389	—	—	13,389	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1,071)
Other comprehensive income	—	—	—	1,494	—	1,494	—
Repurchases of common stock, 2,113,007 shares	—	—	—	—	(55,562)	(55,562)	—
Dividends on common stock ($0.42 per share)	—	—	(25,422)	—	—	(25,422)	—
Common stock issued for stock-based compensation, including tax effects, 92,890 shares	—	(2,868)	—	—	929	(1,939)	—
Non-cash equity compensation expense	—	7,695	—	—	—	7,695	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,232)
BALANCE, September 30, 2025	$805	$142,716	$1,940,742	$(16,943)	$(671,733)	$1,395,587	$35,641

	Nine Months Ended September 30, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2023	$805	$134,894	$1,953,385	$(9,684)	$(551,061)	$1,528,339	$38,607
Net income attributable to Werner	—	—	22,342	—	—	22,342	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(354)
Other comprehensive loss	—	—	—	(11,753)	—	(11,753)	—
Repurchases of common stock, 1,787,810 shares	—	—	—	—	(67,086)	(67,086)	—
Dividends on common stock ($0.42 per share)	—	—	(26,184)	—	—	(26,184)	—
Common stock issued for stock-based compensation, including tax effects, 150,932 shares	—	(4,746)	—	—	574	(4,172)	—
Non-cash equity compensation expense	—	7,071	—	—	—	7,071	—
BALANCE, September 30, 2024	$805	$137,219	$1,949,543	$(21,437)	$(617,573)	$1,448,557	$38,253
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
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. In the opinion of management, the information set forth on the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2024 Form 10-K.
Recently Issued Accounting Pronouncements, Not Yet Effective
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, with the objective of enhancing the transparency and decision usefulness of income tax information through income tax disclosure improvements, primarily related to the rate reconciliation and income taxes paid information. The provisions of this update are effective for our annual period ending December 31, 2025, using a prospective approach. We expect the adoption of ASU 2023-09 to impact our disclosures but not our results of operations, cash flows, and financial condition.
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
In July 2025, the FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets under Topic 606 – Revenue from Contracts with Customers. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, using a prospective approach. We plan to elect the practical expedient upon the adoption of ASU 2025-05 on January 1, 2026, and we do not expect it to have a material impact to our results of operations, cash flows, and financial condition.
In September 2025, the FASB issued ASU 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. We plan to adopt this ASU for our fiscal year beginning January 1, 2028 using a prospective approach. Although we are evaluating the impact of adopting ASU 2025-06 on our results of operations, cash flows, and financial position, we do not expect a material effect upon adoption.
(2) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Truckload Transportation Services	$519,786	$522,803	$1,539,308	$1,610,998
Werner Logistics	232,585	206,774	649,320	618,168
Inter-segment eliminations	(163)	(3,248)	(8,975)	(10,582)
Transportation services	752,208	726,329	2,179,653	2,218,584
Other revenues	19,291	19,372	57,108	56,995
Total revenues	$771,499	$745,701	$2,236,761	$2,275,579
The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$737,637	$702,875	$2,128,556	$2,141,294
Mexico	29,923	35,597	97,091	110,882
Canada	3,939	7,229	11,114	23,403
Total revenues	$771,499	$745,701	$2,236,761	$2,275,579
Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2025 and December 31, 2024, the accounts receivable, trade, net, balance was $437.5 million and $391.7 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At September 30, 2025 and December 31, 2024, the balance of contract assets was $7.8 million and $6.3 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At September 30, 2025 and December 31, 2024, the balance of contract liabilities was $1.4 million. The amount of revenues recognized in the nine months ended September 30, 2025 that was included in the December 31, 2024 contract liability balance was $1.4 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the nine months ended September 30, 2025 and 2024, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(3) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. There were no changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2025.

The following table presents acquired intangible assets (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(28,025)	$52,175	$80,200	$(22,009)	$58,191
Trade names	24,600	(7,921)	16,679	24,600	(6,384)	18,216
Total intangible assets	$104,800	$(35,946)	$68,854	$104,800	$(28,393)	$76,407
Amortization expense on intangible assets was $2.5 million and $7.6 million for the three and nine months ended September 30, 2025 and 2024, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of September 30, 2025, we estimate future amortization expense for intangible assets will be $2.5 million for the remainder of 2025, and $10.1 million for each of the five succeeding fiscal years.
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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	September 30, 2025	December 31, 2024
Right-of-use assets (recorded in other non-current assets)	$40,838	$49,599

Current lease liabilities (recorded in other current liabilities)	$15,460	$15,352
Long-term lease liabilities (recorded in other long-term liabilities)	27,679	36,406
Total operating lease liabilities	$43,139	$51,758

Weighted-average remaining lease term for operating leases	4.46 years	4.75 years
Weighted-average discount rate for operating leases	5.0%	5.0%

The following table presents the maturities of operating lease liabilities as of September 30, 2025 (in thousands):

2025 (remaining)	$4,462
2026	16,651
2027	9,035
2028	7,170
2029	4,163
Thereafter	5,924
Total undiscounted operating lease payments	47,405
Less: Imputed interest	(4,266)
Present value of operating lease liabilities	$43,139
Cash Flows
During the nine months ended September 30, 2025 and 2024, right-of-use assets of $3.4 million and $14.8 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $13.3 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $7.3 million and $20.5 million for the three and nine months ended September 30, 2025, respectively, and $4.8 million and $14.2 million for the three and nine months ended September 30, 2024, respectively. This expense included $4.5 million and $13.5 million for the three and nine months ended September 30, 2025, respectively, and $3.2 million and $9.1 million for the three and nine months ended September 30, 2024, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers (revenue equipment) under operating leases with initial terms of 1 year to 10 years. At times, we also lease or sublease real estate to third parties. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.1 million and $8.6 million for the three and nine months ended September 30, 2025, respectively, and $2.3 million and $7.1 million for the three and nine months ended September 30, 2024, respectively.
The following table presents information about the maturities of these operating leases as of September 30, 2025 (in thousands):

2025 (remaining)	$2,817
2026	5,824
2027	78
2028	—
2029	—
Thereafter	—
Total	$8,719
The owned assets underlying our leases as lessor primarily consist of revenue equipment. As of September 30, 2025 and December 31, 2024, the gross carrying value of such revenue equipment underlying these leases was $66.0 million and $61.8 million, respectively, and accumulated depreciation was $28.2 million and $26.7 million, respectively. Depreciation expense for these assets was $2.2 million and $6.3 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $5.4 million for the three and nine months ended September 30, 2024, respectively.
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		September 30, 2025	December 31, 2024
Assets:
Other non-current assets:
Pay-fixed interest rate swaps (1)	2	$—	$1,162
Equity securities (2)	2	145	141
Total other non-current assets		$145	$1,303
Liabilities:
Other current liabilities:
Pay-fixed interest rate swaps (1)	2	$577	$134
Other long-term liabilities:
Pay-fixed interest rate swaps (1)	2	3,549	2,420
Contingent consideration associated with acquisition	3	—	9,315
Total other long-term liabilities		3,549	11,735
Total liabilities at fair value		$4,126	$11,869
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

The following table presents changes in the fair value of our contingent earnout liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$9,102	$9,315	$8,896
Payment for contingent consideration (1)	—	—	(1,500)	—
Change in fair value (2)	—	106	(7,815)	312
Balance at end of period	$—	$9,208	$—	$9,208
(1) The final outcome of the contingent consideration arrangement related to the Baylor Trucking, Inc. acquisition was negotiated and paid in April 2025, as certain financial performance goals were achieved.
(2) Represents a net favorable change to the contingent earnout liability during the nine months ended September 30, 2025, resulting from the finalization of the Baylor Trucking, Inc. contingent consideration arrangement in April 2025.
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
(6) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of September 30, 2025 and December 31, 2024, the value of our investment in MLSI was $109.9 million and $103.9 million, respectively, and the value of our other equity investments without readily determinable fair values was $390 thousand and $358 thousand, respectively. No gains or losses were recorded for the three and nine months ended September 30, 2025 and 2024.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment in equity securities	$11	$11	$6,032	$32
As of September 30, 2025, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $64.9 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of September 30, 2025 and December 31, 2024, the value of this investment was $0.1 million. For additional information regarding the fair value of this equity investment, see Note 5 – Fair Value.

The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss (gain) on investments in equity securities	$(38)	$37	$(3)	$227
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in the Autotech Fund pursuant to a limited partnership agreement. The Autotech Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323. As a limited partner, we will make periodic capital contributions toward this total commitment amount. As of September 30, 2025 and December 31, 2024, the value of our investment in the Autotech Fund was $10.3 million and $6.7 million, respectively, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Autotech Fund as of September 30, 2025 was updated using operating results through June 30, 2025, as this is the most recent information available to us at this time.
The following table summarizes the activity related to our equity method investment during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital contributions	$1,300	$—	$3,060	$2,360
Loss (earnings) from equity method investment	$289	$(295)	$(553)	$(21)
As of September 30, 2025, our cumulative capital contributions in the Autotech Fund were $10.3 million.
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
Availability of such funds under the 2022 Credit Agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of September 30, 2025, we were in compliance with these covenants.
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
Subject to eligible receivables, the maximum amount of funding available to WRC is $300.0 million, which may increase to $350.0 million upon WRC’s request and acceptance by the lenders. Subsequent to the end of the quarter, on October 7, 2025, we entered into an amendment to the LSA, increasing the maximum funding available from $300.0 million to $325.0 million. Borrowings under the LSA bear interest at (i) a commercial paper rate or (ii) one-month Term SOFR, plus 0.10%. The LSA also requires us to pay nonrefundable drawn and undrawn fees on the average daily used and unused amounts of the commitment, respectively.
The LSA is subject various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type, including a minimum borrower’s net worth covenant. As of September 30, 2025, we were in compliance with these covenants.
The following table presents total debt (in thousands):

	September 30, 2025	December 31, 2024
Current portion of long-term debt
2022 Credit Agreement	$—	$20,000
Long-term debt, net of current portion
2022 Credit Agreement (1)	425,000	630,000
LSA (weighted average interest rate of 5.09% at September 30, 2025)	300,000	—
Total long-term debt, net of current portion	725,000	630,000
Total debt	$725,000	$650,000
(1) As of September 30, 2025, our outstanding revolving credit loan balance under the 2022 Credit Agreement consisted of:
•$50.0 million at a weighted average variable interest rate of 5.85%;
•$90.0 million which is effectively fixed at 6.12% with interest rate swap agreements through July 2026;
•$75.0 million which is effectively fixed at 6.23% with an interest rate swap agreement through April 2027;
•$75.0 million which is effectively fixed at 6.09% with an interest rate swap agreement through May 2027;
•$75.0 million which is effectively fixed at 5.14% with an interest rate swap agreement through August 2028; and
•$60.0 million which is effectively fixed at 5.15% with interest rate swap agreements through July 2028.
Our total available borrowing capacity was $644.1 million as of September 30, 2025, consisting of $644.1 million under the 2022 Credit Agreement after considering $5.9 million in stand-by letters of credit under which we are obligated. As of September 30, 2025, no borrowing capacity was available under the LSA.
Availability under the LSA is calculated as follows (in thousands):

September 30, 2025
Borrowing base, based on eligible receivables	$300,000
Less: outstanding borrowings	(300,000)
Availability under LSA	$—
During October 2025, subsequent to entering into the LSA amendment, we borrowed an additional $25.0 million under our LSA and we repaid $10.0 million on our revolving line of credit.
For information regarding the fair value of our debt, see Note 5 – Fair Value.

At September 30, 2025, the aggregate maturities of future debt principal payments are as follows (in thousands):

2025 (remaining)	$—
2026	—
2027	425,000
2028	300,000
Total	$725,000
(8) Income Taxes
On July 4, 2025, the United States enacted a budget reconciliation package known as the One Big Beautiful Bill Act (“OBBBA”), which includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatments for certain business provisions. ASC 740, Income Taxes, requires entities to recognize the effects of new income tax legislation on deferred tax balances in the reporting period in which the legislation is enacted. We recorded the effects of the OBBBA on deferred tax balances during the third quarter ended September 30, 2025. The new legislation did not have a material effect on our results of operations and financial condition but it did have a favorable impact on our cash flows for the nine months ended September 30, 2025, resulting from the reinstatement of 100% bonus depreciation for qualified property.
Our effective income tax rate for the nine months ended September 30, 2025 and 2024 was 48.2% and 26.7%, respectively. The provision for income taxes for the nine months ended September 30, 2025 was higher than the same period of 2024 due to return to provision adjustments of $4.7 million related to changes in deferred tax assets and liabilities for certain acquired entities and a subsidiary located in Mexico. These return to provision adjustments had an unfavorable impact on our earnings and effective income tax rate for the nine months ended September 30, 2025 of $0.08 per share and 19%, respectively.
(9) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $82.1 million at September 30, 2025.
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
On May 17, 2018, in Harris County District Court in Houston, Texas, a jury rendered an adverse verdict against the Company in a lawsuit arising from a December 30, 2014 accident between a Werner tractor-trailer and a passenger vehicle. On July 30, 2018, the court entered a final judgment against Werner for $92.0 million, including pre-judgment interest. The Company pursued an appeal of this verdict, and on May 18, 2023, the Texas Court of Appeals overruled Werner’s appeal and affirmed the trial court’s judgment. The Company filed a Petition for Review with the Texas Supreme Court and, on August 30, 2024 the Texas Supreme Court granted the Company’s Petition for Review. Oral argument of the appeal was held on December 3, 2024. On June 27, 2025, the Texas Supreme Court reversed the verdict and rendered a judgment in the Company’s favor. The plaintiffs filed a Motion for Rehearing and, on September 26, 2025, the Texas Supreme Court denied the Motion, ending the case in favor of Werner.
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
In October 2025, we reached an agreement with the plaintiffs in the consolidated class action lawsuits entitled Abarca et al. v. Werner that are pending in the United States District Court for the District of Nebraska, to settle these cases for a combined $18.0 million after more than a decade of litigation. The proceeding was instituted on June 4, 2014 in the Superior Court for Alameda County, California and was transferred to the United States District Court for the District of Nebraska on October 20,

2014. The cases, which were brought by a small group of drivers and later certified as a class action with tens of thousands of class members and covered the years from mid-2010 to late 2023, involved claims for failure to provide meal and rest breaks (and such meal and rest break claims were dismissed via summary judgment on June 1, 2021), alleged unpaid wages, unauthorized deductions, and other items. The settlement is subject to court approval. As a result of the agreement, the $18.0 million settlement was recorded as a liability in other current liabilities on the consolidated condensed balance sheet as of September 30, 2025, and as an expense in salaries, wages and benefits on the consolidated statements of income for the three and nine months ended September 30, 2025.
(10) Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards. Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Since the Company had a net loss for the three months ended September 30, 2025, diluted loss per share is the same as basic loss per share as the inclusion of potential common shares outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted loss per share for the three months ended September 30, 2025, were 180 shares. There are no differences in the numerators of our computations of basic and diluted earnings (loss) per share for any periods presented.
The computation of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Werner	$(20,575)	$6,565	$13,389	$22,342
Weighted average common shares outstanding	59,830	61,808	60,862	62,659
Dilutive effect of stock-based awards	—	214	153	203
Shares used in computing diluted earnings (loss) per share	59,830	62,022	61,015	62,862
Basic earnings (loss) per share	$(0.34)	$0.11	$0.22	$0.36
Diluted earnings (loss) per share	$(0.34)	$0.11	$0.22	$0.36
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
The following tables summarize our segment information (in thousands):

	Three Months Ended September 30, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$519,623	$232,585	$752,208
Inter-segment revenues	163	—	163
Reportable segment revenues	519,786	232,585	752,371
Reconciliation of revenues:
Other revenues (1)			19,291
Elimination of inter-segment revenues			(163)
Consolidated revenues			$771,499
Less operating expenses: (2)
Salaries, wages and benefits (3)	243,740	17,785	261,525
Fuel	63,431	335	63,766
Supplies and maintenance	56,661	3,154	59,815
Taxes and licenses	22,832	202	23,034
Insurance and claims	36,495	1,318	37,813
Depreciation and amortization	66,246	4,255	70,501
Rent and purchased transportation	38,997	201,603	240,600
Communications and utilities	3,452	242	3,694
Gains on sales of property and equipment	(5,223)	(197)	(5,420)
Other segment items (5)	6,987	874	7,861
Reportable segment operating expenses	533,618	229,571	763,189
Reportable segment operating income (loss)	$(13,832)	$3,014	$(10,818)
Reconciliation of operating income:
Other operating loss (1)			(2,203)
Consolidated operating loss			$(13,021)

	Three Months Ended September 30, 2024
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$519,555	$206,774	$726,329
Inter-segment revenues	3,248	—	3,248
Reportable segment revenues	522,803	206,774	729,577
Reconciliation of revenues:
Other revenues (1)			19,372
Elimination of inter-segment revenues			(3,248)
Consolidated revenues			$745,701
Less operating expenses: (2)
Salaries, wages and benefits	230,330	20,347	250,677
Fuel	64,225	370	64,595
Supplies and maintenance	52,097	2,685	54,782
Taxes and licenses	23,138	246	23,384
Insurance and claims	27,292	174	27,466
Depreciation and amortization	64,351	3,862	68,213
Rent and purchased transportation	35,853	177,836	213,689
Communications and utilities	3,504	456	3,960
Gains on sales of property and equipment	(3,112)	(281)	(3,393)
Other segment items (5)	3,518	1,424	4,942
Reportable segment operating expenses	501,196	207,119	708,315
Reportable segment operating income (loss)	$21,607	$(345)	$21,262
Reconciliation of operating income:
Other operating loss (1)			(3,667)
Consolidated operating income			$17,595

	Nine Months Ended September 30, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$1,530,333	$649,320	$2,179,653
Inter-segment revenues	8,975	—	8,975
Reportable segment revenues	1,539,308	649,320	2,188,628
Reconciliation of revenues:
Other revenues (1)			57,108
Elimination of inter-segment revenues			(8,975)
Consolidated revenues			$2,236,761
Less operating expenses: (2)
Salaries, wages and benefits (3)	686,566	54,085	740,651
Fuel	185,595	1,033	186,628
Supplies and maintenance	161,709	8,743	170,452
Taxes and licenses	67,451	669	68,120
Insurance and claims (4)	72,014	2,446	74,460
Depreciation and amortization	194,499	11,815	206,314
Rent and purchased transportation	117,560	561,115	678,675
Communications and utilities	10,167	827	10,994
Gains on sales of property and equipment	(14,310)	(916)	(15,226)
Other segment items (5)	8,716	2,636	11,352
Reportable segment operating expenses	1,489,967	642,453	2,132,420
Reportable segment operating income	$49,341	$6,867	$56,208
Reconciliation of operating income:
Other operating loss (1)			(8,740)
Consolidated operating income			$47,468

	Nine Months Ended September 30, 2024
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$1,600,416	$618,168	$2,218,584
Inter-segment revenues	10,582	—	10,582
Reportable segment revenues	1,610,998	618,168	2,229,166
Reconciliation of revenues:
Other revenues (1)			56,995
Elimination of inter-segment revenues			(10,582)
Consolidated revenues			$2,275,579
Less operating expenses: (2)
Salaries, wages and benefits	698,501	62,143	760,644
Fuel	212,331	1,210	213,541
Supplies and maintenance	159,881	6,558	166,439
Taxes and licenses	73,013	714	73,727
Insurance and claims	92,827	2,803	95,630
Depreciation and amortization	196,856	11,274	208,130
Rent and purchased transportation	102,131	530,821	632,952
Communications and utilities	10,405	1,688	12,093
Gains on sales of property and equipment	(9,043)	(765)	(9,808)
Other segment items (5)	10,651	3,846	14,497
Reportable segment operating expenses	1,547,553	620,292	2,167,845
Reportable segment operating income (loss)	$63,445	$(2,124)	$61,321
Reconciliation of operating income:
Other operating loss (1)			(8,527)
Consolidated operating income			$52,794
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
(3) During the three and nine months ended September 30, 2025, salaries, wages and benefits for the TTS segment included costs of $18.0 million related to the consolidated class action lawsuits entitled Abarca et al. v. Werner. For additional information regarding legal proceedings, see Note 9 – Commitments and Contingencies. During the nine months ended September 30, 2025, salaries, wages and benefits for the TTS and Werner Logistics segments included severance costs of $0.9 million and $0.4 million, respectively, related to cost saving initiatives.
(4) During the nine months ended September 30, 2025, insurance and claims expense for the TTS segment was offset by a $45.7 million liability reversal as a result of a favorable decision related to a lawsuit arising from a December 2014 accident. For additional information regarding legal proceedings, see Note 9 – Commitments and Contingencies.
(5) Other segment items for each reportable segment primarily includes costs for professional services. During the three months ended September 30, 2025, the TTS segment incurred legal fees of $3.4 million related to the Abarca et al. v. Werner litigation discussed above. During the nine months ended September 30, 2025, other segment items for the TTS segment were partially offset by a net favorable change of $7.8 million to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. For additional information regarding this contingent consideration arrangement, see Note 5 – Fair Value.
(12) Subsequent Events
On October 7, 2025, we entered into an amendment to the LSA, increasing the maximum funding available from $300.0 million to $325.0 million. During October 2025, subsequent to entering into this amendment, we borrowed an additional $25.0 million under our LSA and we repaid $10.0 million on our revolving line of credit. For additional information regarding our credit facilities, see Note 7 – Debt and Credit Facilities.
In October 2025, we reached an agreement with the plaintiffs in the consolidated class action lawsuits entitled Abarca et al. v. Werner that are pending in the United States District Court for the District of Nebraska, to settle these cases for a combined $18.0 million after more than a decade of litigation. The settlement is subject to court approval. The cases involved a variety of allegations brought by a small group of drivers and later certified as a class action with tens of thousands of class members, covering the years from mid-2010 to late 2023. For additional information regarding legal proceedings, see Note 9 – Commitments and Contingencies.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2025 to third quarter 2024, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and non-driver salaries, wages and benefits. The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2025		2024		2025		2024		3ME	9ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$771,499	100.0	$745,701	100.0	$2,236,761	100.0	$2,275,579	100.0	3.5	(1.7)
Operating expenses:
Salaries, wages and benefits	268,720	34.8	258,335	34.6	762,396	34.1	783,492	34.4	4.0	(2.7)
Fuel	64,059	8.3	64,886	8.7	187,552	8.4	214,506	9.4	(1.3)	(12.6)
Supplies and maintenance	65,496	8.5	61,548	8.2	187,796	8.4	185,311	8.2	6.4	1.3
Taxes and licenses	23,189	3.0	23,565	3.2	68,633	3.1	74,223	3.3	(1.6)	(7.5)
Insurance and claims	38,060	4.9	27,678	3.7	75,024	3.4	95,937	4.2	37.5	(21.8)
Depreciation and amortization	72,184	9.4	71,584	9.6	212,990	9.5	218,526	9.6	0.8	(2.5)
Rent and purchased transportation	243,115	31.5	211,667	28.4	677,537	30.3	626,009	27.5	14.9	8.2
Communications and utilities	3,967	0.5	4,186	0.6	12,054	0.5	13,019	0.6	(5.2)	(7.4)
Other	5,730	0.8	4,657	0.6	5,311	0.2	11,762	0.5	23.0	(54.8)
Total operating expenses	784,520	101.7	728,106	97.6	2,189,293	97.9	2,222,785	97.7	7.7	(1.5)
Operating income (loss)	(13,021)	(1.7)	17,595	2.4	47,468	2.1	52,794	2.3	(174.0)	(10.1)
Total other expense, net	8,884	1.1	9,051	1.2	23,671	1.0	22,804	1.0	(1.8)	3.8
Income (loss) before income taxes	(21,905)	(2.8)	8,544	1.2	23,797	1.1	29,990	1.3	(356.4)	(20.7)
Income tax expense (benefit)	(822)	(0.1)	2,004	0.3	11,479	0.5	8,002	0.3	(141.0)	43.5
Net income (loss)	(21,083)	(2.7)	6,540	0.9	12,318	0.6	21,988	1.0	(422.4)	(44.0)
Net loss attributable to noncontrolling interest	508	—	25	—	1,071	—	354	—	1,932.0	202.5
Net income (loss) attributable to Werner	$(20,575)	(2.7)	$6,565	0.9	$13,389	0.6	$22,342	1.0	(413.4)	(40.1)

The following tables set forth the operating revenues, operating expenses and operating income (loss) for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for One-Way Truckload and Dedicated operations within TTS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$451,960		$449,864		$1,335,936		$1,377,883
Trucking fuel surcharge revenues	59,456		62,749		172,297		205,698
Non-trucking and other operating revenues	8,370		10,190		31,075		27,417
Operating revenues	519,786	100.0	522,803	100.0	1,539,308	100.0	1,610,998	100.0
Operating expenses	533,618	102.7	501,196	95.9	1,489,967	96.8	1,547,553	96.1
Operating income (loss)	$(13,832)	(2.7)	$21,607	4.1	$49,341	3.2	$63,445	3.9

	Three Months Ended September 30,			Nine Months Ended September 30,
TTS segment	2025	2024	% Change	2025	2024	% Change
Average tractors in service	7,503	7,414	1.2%	7,469	7,660	(2.5)%
Average revenues per tractor per week (1)	$4,633	$4,667	(0.7)%	$4,585	$4,612	(0.6)%
Total tractors (at quarter end)
Company	7,120	7,155	(0.5)%	7,120	7,155	(0.5)%
Independent contractor	325	290	12.1%	325	290	12.1%
Total tractors	7,445	7,445	—%	7,445	7,445	—%
Total trailers (at quarter end)	24,625	25,860	(4.8)%	24,625	25,860	(4.8)%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$159,501	$164,577	(3.1)%	$478,005	$502,697	(4.9)%
Average tractors in service	2,638	2,605	1.3%	2,635	2,707	(2.7)%
Total tractors (at quarter end)	2,480	2,540	(2.4)%	2,480	2,540	(2.4)%
Average percentage of empty miles	15.65%	15.33%	2.1%	15.72%	14.98%	4.9%
Average revenues per tractor per week (1)	$4,649	$4,860	(4.3)%	$4,650	$4,763	(2.4)%
Average % change in revenues per total mile (1)	0.4%	0.3%		1.2%	(1.2)%
Average % change in total miles per tractor per week	(4.7)%	6.6%		(3.5)%	5.9%
Average completed trip length in miles (loaded)	558	578	(3.5)%	572	586	(2.4)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$292,459	$285,287	2.5%	$857,931	$875,186	(2.0)%
Average tractors in service	4,865	4,809	1.2%	4,834	4,953	(2.4)%
Total tractors (at quarter end)	4,965	4,905	1.2%	4,965	4,905	1.2%
Average revenues per tractor per week (1)	$4,624	$4,563	1.3%	$4,549	$4,531	0.4%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income (loss), as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$232,585	100.0	$206,774	100.0	$649,320	100.0	$618,168	100.0
Operating expenses:
Purchased transportation expense	199,616	85.8	176,205	85.2	555,100	85.5	525,758	85.1
Other operating expenses	29,955	12.9	30,914	15.0	87,353	13.4	94,534	15.2
Total operating expenses	229,571	98.7	207,119	100.2	642,453	98.9	620,292	100.3
Operating income (loss)	$3,014	1.3	$(345)	(0.2)	$6,867	1.1	$(2,124)	(0.3)

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics segment	2025	2024	% Change	2025	2024	% Change
Average tractors in service	23	20	15.0%	24	22	9.1%
Total tractors (at quarter end)	23	20	15.0%	23	20	15.0%
Total trailers (at quarter end)	4,010	3,475	15.4%	4,010	3,475	15.4%
Total containers (at quarter end)	375	200	87.5%	375	200	87.5%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Operating Revenues and Operating Profitability
Operating revenues increased 3.5% for the three months ended September 30, 2025, compared to the same period of the prior year. When comparing third quarter 2025 to third quarter 2024, TTS segment revenues decreased $3.0 million, or 0.6%, and Werner Logistics revenues increased $25.8 million, or 12.5%. We had an operating loss of $13.0 million in third quarter 2025 compared to $17.6 million operating income in third quarter 2024, and our operating margin percentage decreased to (1.7)% in third quarter 2025 from 2.4% in third quarter 2024. TTS segment had an operating loss of $13.8 million in third quarter 2025 compared to $21.6 million operating income in third quarter 2024, and its operating margin percentage decreased to (2.7)% in third quarter 2025 from 4.1% in third quarter 2024. Our third quarter 2025 consolidated and TTS segment operating results were negatively impacted by an $18.0 million litigation settlement agreement and $3.4 million of related legal fees. In October 2025, we reached an agreement with the plaintiffs in the consolidated class action lawsuits entitled Abarca et al. v. Werner that are pending in the United States District Court for the District of Nebraska, to settle these cases for a combined $18.0 million. An accrual for this settlement was recorded as of September 30, 2025. The settlement is subject to court approval (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding legal proceedings). Werner Logistics had operating income $3.0 million in third quarter 2025 compared to an operating loss of $0.3 million in third quarter 2024, and its operating margin percentage increased to 1.3% in third quarter 2025 from (0.2)% in third quarter 2024. The increase in Werner Logistics operating margin was pressured during third quarter 2025, as the conclusion of higher margin project work was replaced with contractual business.
Dedicated retention and pipeline remains strong, as we are continuing to see steady momentum in adding new business. Overall demand was below normal seasonality for most of the third quarter 2025, however we did see improvement in One-Way Truckload demand through September and October 2025. The 2025 peak season shipments are projected to be lower while 2025 peak revenue per shipment is expected to be flat compared to 2024. Spot freight rates, which have trended positively recently in late September and into October 2025, continue an upward trend which is consistent with normal seasonality. Industry capacity has continued to contract following recent regulatory and enforcement actions related to non-domiciled commercial driver's licenses (“CDLs”), B1 Visas, and English Language Proficiency standards. As challenging operating conditions continue, we are also seeing an increase in bankruptcies in the trucking industry further limiting capacity.
Trucking revenues, net of fuel surcharge, increased 0.5% in third quarter 2025 compared to third quarter 2024 due to a 1.2% increase in the average number of tractors in service. TTS average revenues per tractor per week, net of fuel surcharge, decreased 0.7%, due primarily to a 4.7% decrease in One-Way Truckload average total miles per tractor per week, partially offset by a 0.4% increase in One-Way Truckload revenues per total mile, net of fuel surcharge. One-Way Truckload average tractors in service increased 1.3%. We expect One-Way Truckload fleet average revenues per total mile, net of fuel surcharge, to decrease 1% or increase up to 1% in fourth quarter 2025 compared to fourth quarter 2024. Although One-Way Truckload average total miles per tractor per week decreased in third quarter 2025, we believe this decrease is temporary as One-Way

Truckload production has been recovering throughout October 2025. Despite inefficiencies from new Dedicated fleet startups during third quarter 2025, Dedicated average revenues per tractor per week, net of fuel surcharge, increased 1.3%. We have observed that it often takes 90 days or more before new fleets meet targeted levels. We expect Dedicated average revenues per tractor per week, net of fuel surcharge, will remain flat or increase up to 1.5% in 2025 compared to 2024.
The average number of tractors in service in the TTS segment increased 1.2% to 7,503 in third quarter 2025 from 7,414 in third quarter 2024. We ended third quarter 2025 and 2024 with 7,445 tractors in the TTS segment, flat year-over-year, and a sequential decrease of 100 tractors compared to the end of the second quarter 2025. Within TTS, Dedicated ended third quarter 2025 with 4,965 tractors (or 67% of our total TTS segment fleet) compared to 4,905 tractors (or 66%) a year ago. We are lowering our expectation for our TTS segment fleet size at the end of 2025 to decrease 2% or remain flat when compared to the fleet size at the end of 2024. Implementations of new fleets in Dedicated remain ongoing, and over the remainder of 2025, One-Way Truckload fleet is expected to further decline. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 5.2% to $59.5 million in third quarter 2025 from $62.7 million in third quarter 2024 due primarily to the impact of 7.4 million fewer company tractor miles, partially offset by higher average diesel fuel prices in third quarter 2025. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three divisions. Werner Logistics recorded revenue and brokered freight expense of $0.2 million in third quarter 2025 and $3.2 million in third quarter 2024 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2025, Werner Logistics revenues increased $25.8 million, or 12.5%, compared to third quarter 2024. Truckload Logistics revenues (75% of total Werner Logistics segment revenues) increased $19.8 million, or 13%, in third quarter 2025, driven by a 12% increase in shipments. The Power Only solution, which utilizes third-party carriers who provide only a driver and a tractor, represented a growing portion of Truckload Logistics operations in third quarter 2025. Power Only revenues increased 26% while traditional brokerage recorded mid-single digit revenue growth in third quarter 2025 compared to third quarter 2024. Truckload Logistics volume in October has weakened and margins have been pressured as purchased transportation costs have increased. Intermodal revenues (15% of total Werner Logistics segment revenues) increased $6.4 million, or 23%, in third quarter 2025, due to a 22% increase in shipments and relatively stable revenue per shipment. Final Mile revenues (10% of total Werner Logistics segment revenues) decreased $0.3 million, or 1%, in third quarter 2025, but increased 4% sequentially.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 101.7% in third quarter 2025 compared to 97.6% in third quarter 2024. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 25 through 27 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $10.4 million or 4.0% in third quarter 2025 compared to third quarter 2024 and increased 0.2% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense in the third quarter of 2025 was due primarily to the impact of an $18.0 million litigation settlement agreement discussed above, partially offset by the impact of 7.4 million fewer company tractor miles and decreased non-driver pay. The $18.0 million litigation settlement is included in our TTS segment. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 10% in third quarter 2025 compared to third quarter 2024.

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
Fuel decreased $0.8 million or 1.3% in third quarter 2025 compared to third quarter 2024 and decreased 0.4% as a percentage of operating revenues, due to the impact of 7.4 million fewer company tractor miles, partially offset by higher average diesel fuel prices in third quarter 2025. Average diesel fuel prices were 5 cents per gallon higher in third quarter 2025 than in third quarter 2024 and were 19 cents per gallon higher than in second quarter 2025.
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
For October 2025, the average diesel fuel price per gallon was 5 cents higher than the average diesel fuel price per gallon in October 2024 and 8 cents higher than in fourth quarter 2024.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $3.9 million or 6.4% in third quarter 2025 compared to third quarter 2024 and increased 0.3% as a percentage of operating revenues. Supplies and maintenance expense increased due primarily to higher costs for tires, tolls, over-the-road trailer maintenance, and driver and placement driver-related costs such as driver advertising and lodging. These increases were partially offset by lower costs for over-the-road tractor maintenance and the impact of 7.4 million fewer company tractor miles in third quarter 2025.
Taxes and licenses decreased $0.4 million or 1.6% in third quarter 2025 compared to third quarter 2024 and decreased 0.2% as a percentage of operating revenues due primarily to lower costs for fuel taxes. The decrease in fuel tax expense in the third quarter of 2025 was impacted by 7.4 million fewer company tractor miles.
Insurance and claims increased $10.4 million or 37.5% in third quarter 2025 compared to third quarter 2024 and increased 1.2% as a percentage of operating revenues. We had higher expense for small dollar liability claims, resulting primarily from higher expense for new claims and a lower amount of favorable reserve development. Our expense for large dollar liability claims was also higher, primarily due to a higher amount of unfavorable reserve development, partially offset by lower expense for new claims. The expense for new claims was impacted by increased cost per claim in third quarter 2025 compared to the same period in 2024. We also incurred insurance and claims expense of $1.5 million for third quarter of the prior year for accrued interest related to the adverse jury verdict rendered on May 17, 2018. We continued to accrue pre-tax insurance and claims expense for interest at $0.5 million per month (excluding months where the plaintiffs requested an extension of time to respond to our petition for review) until our appeal was finalized in second quarter 2025. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We believe our elevated insurance and claims expense is a reflection of the ongoing unprecedented rise in verdicts and litigation settlements across the industry, particularly for larger carriers.
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
Depreciation and amortization expense increased $0.6 million or 0.8% in third quarter 2025 compared to third quarter 2024 and decreased 0.2% as a percentage of operating revenues due primarily to an increase in depreciation of trailers, as we incurred higher costs for recent specialty trailer purchases. The increase was partially offset by a decrease in technology equipment depreciation as we continue to transition to more cloud-based technology solutions.
The average age of our tractor fleet remains low by industry standards and was 2.5 years as of September 30, 2025, and the average age of our trailers was 5.5 years. We are continuing to invest in new tractors and trailers, technology, and our terminal network in 2025 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs.
Rent and purchased transportation expense increased $31.4 million or 14.9% in third quarter 2025 compared to third quarter 2024, and increased 3.1% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $0.2 million in third quarter 2025 and $3.2 million in third quarter 2024 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense increased $23.4 million in third quarter 2025 as a result of higher logistics revenues, and increased to 85.8% as a percentage of Werner Logistics revenues in third quarter 2025 from 85.2% in third quarter 2024.
Rent and purchased transportation expense for the TTS segment increased $3.1 million in third quarter 2025 compared to third quarter 2024 due primarily to more independent contractor miles. Independent contractor miles increased 1.9 million miles in third quarter 2025 and as a percentage of total miles were 6.4% in third quarter 2025 compared to 5.1% in third quarter 2024. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses increased $1.1 million in third quarter 2025 compared to third quarter 2024 and increased 0.2% as a percentage of operating revenues due primarily to $3.4 million of legal fees related to the Abarca et al. v. Werner litigation discussed above and increased bad debt expense. These increases were partially offset by higher gains on sales of property and equipment (primarily used tractors and trailers) and decreased costs associated with professional services. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $4.5 million in third quarter 2025 compared to $2.6 million. We sold fewer tractors and trailers in third quarter 2025 compared to third quarter 2024 and realized much higher average gains per tractor and trailer. Recently, used tractor values have been elevated due largely to tariff uncertainties. We expect used equipment values to remain stable in the near term given manufacturing production constraints and the evolving regulatory environment that will be an incentive towards higher quality used assets, including assets with lower miles and remaining warranties. As a result, we are narrowing our full-year guidance range for gains on our used equipment from a range of $12 million and $18 million to a range of $14 million to $16 million in 2025.

Other Expense (Income)
Other expense, net of other income, decreased $0.2 million in third quarter 2025 compared to third quarter 2024, due primarily to a $0.7 million decrease in net interest expense, partially offset by a $0.5 million decrease in the amount of net earnings recognized from our investments (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments). Net interest expense decreased primarily due to a decrease in average interest rates, partially offset by an increase in average debt outstanding. During the first quarter 2025, we entered into a LSA, which bears interest at a lower rate than the 2022 Credit Agreement (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities and interest rate swaps). We continue to expect net interest expense for full-year 2025 to be flat-to-down compared to 2024, as we start to benefit from lower interest rates under the LSA.
Income Tax Expense (Benefit)
We had an income tax benefit of $0.8 million in third quarter 2025 compared to income tax expense of $2.0 million in third quarter 2024. Our effective income tax rate (income taxes expressed as a percentage of income (loss) before income taxes) decreased to 3.8% in third quarter 2025 compared to 23.5% in third quarter 2024 due primarily to the impact of $4.7 million of unfavorable return to provision adjustments related to changes in deferred tax assets and liabilities for certain acquired entities and a subsidiary located in Mexico. We estimate our fourth quarter 2025 effective income tax rate to be approximately 26.0% to 27.0%.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating Revenues and Operating Profitability
Operating revenues decreased 1.7% for the first nine months of 2025, compared to the same period of the prior year. When comparing the first nine months of 2025 to the first nine months of 2024, TTS segment revenues decreased $71.7 million, or 4.5%, and Werner Logistics revenues increased $31.2 million, or 5.0%. In the TTS segment, trucking revenues, net of fuel surcharge, decreased $41.9 million, due primarily to a 2.5% decrease in average tractors in service and a 0.6% decrease in average revenues per tractor per week, net of fuel surcharge. TTS segment fuel surcharge revenues for the first nine months 2025 decreased $33.4 million, or 16.2%, when compared to the same period of the prior year due to the impact of 36.9 million fewer company tractor miles and lower average diesel fuel prices. The increase in Werner Logistics revenues was primarily due to higher volumes in Truckload Logistics. We had operating income of $47.5 million for the first nine months of 2025 compared to $52.8 million for the first nine months of 2024, and our operating margin percentage decreased to 2.1% for the first nine months of 2025 from 2.3% for the first nine months of 2024. TTS segment had operating income of $49.3 million for the first nine months of 2025 compared to $63.4 million for the first nine months of 2024, and its operating margin percentage decreased to 3.2% for the first nine months of 2025 from 3.9% for the first nine months of 2024. Our consolidated and TTS segment operating results for the nine months ended September 30, 2025 were positively impacted by a $45.7 million liability reversal through insurance and claims expense as a result of a favorable decision related to a lawsuit arising from a December 2014 accident, and a net favorable change of $7.9 million to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. The Baylor Trucking, Inc. contingent consideration arrangement was finalized through negotiations in April 2025. These positive impacts were partially offset by an $18.0 million settlement agreement and $3.4 million of related legal fees related to the Abarca et al. v. Werner litigation as discussed above. For additional information related to legal proceedings and the contingent consideration arrangement, see Notes 9 and 5, respectively, in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. Werner Logistics had operating income of $6.9 million for the first nine months of 2025 compared to an operating loss of $2.1 million for the first nine months of 2024, and its operating margin percentage increased to 1.1% for the first nine months of 2025 from (0.3)% for the first nine months of 2024.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 97.9% for the nine months ended September 30, 2025 and 97.7% for the nine months ended September 30, 2024. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 25 through 27 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $21.1 million, or 2.7%, in the first nine months of 2025 compared to the same period in 2024 and decreased 0.3% as a percentage of operating revenues. The lower dollar amount of salaries, wages and benefits expense in the first nine months of 2025 was due primarily to the impact of 36.9 million fewer company tractor miles and decreased non-driver pay, partially offset by the impact of an $18.0 million litigation settlement agreement discussed above. The $18.0 million litigation settlement is included in our TTS segment. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees, partially offset by severance expense of $1.3 million from cost saving initiatives. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 12% in the first nine months of 2025 compared to the same period in 2024.
Fuel decreased $27.0 million, or 12.6%, in the first nine months of 2025 compared to the same period in 2024 and decreased 1.0% as a percentage of operating revenues due to lower average diesel fuel prices and 36.9 million fewer company tractor miles in the first nine months of 2025. Average diesel fuel prices were 18 cents per gallon lower in the first nine months of 2025 than in same period in 2024.
Supplies and maintenance increased $2.5 million, or 1.3%, in the first nine months of 2025 compared to the same period in 2024 and increased 0.2% as a percentage of operating revenues. Supplies and maintenance expense increased due primarily to higher costs for tires and advertising, partially offset by lower costs for over-the-road tractor maintenance and the impact of 36.9 million fewer company tractor miles.
Taxes and licenses decreased $5.6 million or 7.5% in first nine months of 2025 compared to the same period in 2024 and decreased 0.2% as a percentage of operating revenues due primarily to lower costs for fuel taxes. The decrease in fuel tax expense in first nine months of 2025 was impacted by 36.9 million fewer company tractor miles.
Insurance and claims decreased $20.9 million, or 21.8%, in the first nine months of 2025 compared to the same period in 2024 and decreased 0.8% as a percentage of operating revenues due primarily to the impact of a $45.7 million liability reversal through insurance and claims expense as a result of a favorable decision in second quarter 2025 related to an adverse jury verdict rendered on May 17, 2018 for a December 2014 accident, effectively ending the lawsuit in favor of Werner. For additional information related to this lawsuit, see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The favorable impact of the liability reversal was partially offset by higher expense for liability claims. We had higher expense for large dollar liability claims, resulting primarily from higher amount of unfavorable reserve development, partially offset by lower expense for new claims. Our expense for small dollar liability claims was also higher, primarily due to a lower amount of favorable reserve development and higher expense for new claims. The expense for new claims was impacted by decreased cost per claim in first nine months of 2025 compared to the same period in 2024.
Depreciation and amortization expense decreased $5.5 million, or 2.5%, in the first nine months of 2025 compared to the same period in 2024 and decreased 0.1% as a percentage of operating revenues due primarily to decreases in depreciation of tractors as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions. These decreases were partially offset by an increase in depreciation for trailers due to higher costs for recent specialty trailers purchases.
Werner Logistics purchased transportation expense increased $29.3 million in the first nine months of 2025 as a result of higher logistics revenues, and increased 0.4% as a percentage of Werner Logistics revenues to 85.5% in the first nine months of 2025 from 85.1% in the same period in 2024. Rent and purchased transportation expense for the TTS segment increased $15.4 million in the first nine months of 2025 compared to the same period in 2024 due primarily to more independent contractor miles, higher technology-related costs, and additional operational facility costs. Independent contractor miles increased 5.4 million miles in the first nine months of 2025 and as a percentage of total miles were 9.0% in the first nine months of 2025 compared to 4.7% in the first nine months of 2024. These increases were partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices in first nine months of 2025.
Other operating expenses decreased $6.5 million in the first nine months of 2025 compared to the same period in 2024 and decreased 0.3% as a percentage of operating revenues due primarily to the impact of a $7.8 million net favorable change to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition and higher gains on sales of property and equipment (primarily used tractors and trailers), partially offset by legal fees related to the Abarca et al. v. Werner litigation discussed above and increased bad debt expense. Gains on sales of property and equipment were $13.3 million in the first nine months of 2025 compared to $8.8 million, including $1.8 million from the sale of real estate, in the same period in 2024. We sold fewer tractors and trailers in the first nine months of 2025 compared to the same period in 2024 and realized much higher average gains per tractor and trailer, as used equipment values have been elevated due largely to global trade policy.
Other Expense (Income)
Other expense, net of income, increased $0.9 million in the first nine months of 2025 compared to the same period in 2024 due primarily to a $1.7 million increase in net interest expense, partially offset by a $0.8 million increase in the amount of net earnings recognized from our investments (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments). Net interest expense increased primarily due to the impact of replacing lower-cost debt and interest rate swaps with higher-cost debt and interest rate swaps upon certain maturities in the second quarter of 2024 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further information on our debt and interest rate swaps) and an increase in average debt outstanding.

Income Tax Expense
Income tax expense increased $3.5 million in the first nine months of 2025 compared to the same period in 2024, due primarily to an increase in the effective income tax rate. Our effective income tax rate increased to 48.2% in the first nine months of 2025 compared to 26.7% in the first nine months of 2024 due primarily to the impact of $4.7 million of unfavorable return to provision adjustments related to changes in deferred tax assets and liabilities for certain acquired entities and a subsidiary located in Mexico.
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
Management believes our financial position at September 30, 2025 is strong. As of September 30, 2025, we had $51.0 million of cash and cash equivalents and $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a maximum borrowing capacity of $1.375 billion under our credit facilities, for which our total available borrowing capacity was $644.1 million as of September 30, 2025 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities). We believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.
Item 7 of Part II of our 2024 Form 10-K includes our disclosure of material cash requirements as of December 31, 2024. There were no material changes in the nature of these items during the nine months ended September 30, 2025.
Cash Flows
During the nine months ended September 30, 2025, we generated cash flow from operations of $119.5 million, a 53.8% or $139.2 million decrease in cash flows compared to the same nine-month period a year ago. The decrease in net cash provided by operating activities was due primarily to working capital changes and a decrease in net income for the nine-month period ended September 30, 2025. We were able to make net capital expenditures, make strategic investments, pay dividends, and repurchase company stock with the net cash provided by operating activities, supplemented by borrowings under our existing credit facilities.
Net investing activities used $99.8 million for the nine-month period ended September 30, 2025, and $206.5 million during the same period in 2024. Net property and equipment additions (primarily revenue equipment) were $93.3 million for the nine-month period ended September 30, 2025, compared to $206.1 million during the same period of 2024. We currently estimate net capital expenditures (primarily revenue equipment) in 2025 to be in the range of $155 million to $175 million, compared to net capital expenditures in 2024 of $234.9 million. Given our strong balance sheet and proactive fleet management, we entered 2025 with a higher-than-normal inventory of new tractors ready to support growth. These factors, combined with a deliberate shift to a more asset light operational mix are expected to result in net capital expenditures below our historical range in 2025. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary. As of September 30, 2025, we were committed to property and equipment purchases of approximately $82.1 million.
Net financing activities used $10.9 million during the nine months ended September 30, 2025 compared to $56.4 million during the same period in 2024. We had net borrowings on our debt of $75.0 million during the nine months ended September 30, 2025, increasing our outstanding debt to $725.0 million at September 30, 2025. We had net borrowings on our debt of $41.3 million during the nine months ended September 30, 2024. We paid dividends of $25.7 million during the nine months ended September 30, 2025 and $26.4 million during the same period in 2024. We currently plan to continue paying a quarterly dividend.
Financing activities for the nine months ended September 30, 2025, also included stock repurchases of 2,113,007 shares at a cost of $55.6 million, including broker commissions and excise taxes. Financing activities for the same period in 2024 included common stock repurchases of 1,787,810 shares at a cost of $67.1 million, including broker commissions and excise taxes. On August 7, 2025, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization, which had 1,783,342 shares remaining available for repurchase. As of September 30, 2025, the Company had not purchased any shares pursuant to the new authorization and had 5,000,000 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
Regulations:
Item 1 of Part I of our 2024 Form 10-K includes a discussion of pending proposed and recently enacted federal, state, and local regulations that could have an impact on our operations. The following is an update to the regulations set forth in our 2024 Form 10-K.
In January 2025, California voluntarily withdrew the Advanced Clean Fleets (“ACF”) waiver request from the U.S. Environmental Protection Agency. Also, in June 2025, Congress rescinded the previously granted waivers for Advanced Clean Trucks (“ACT”). In September 2025, the California Air Resources Board, voted to repeal the ACF regulations from the California Administrative Code. Werner continues to monitor any California Air Resources Board-related regulatory developments. The rescission of the waiver request, approved waivers, and state regulations will potentially impact tractor prices, availability, performance, and efficiency.
In September 2025, the U.S. Department of Transportation enacted an emergency rule to strengthen federal oversight of how states issue non-domiciled commercial learner’s permits (“CLPs”) and CDLs. The rule comes in response to a nationwide review conducted by the Federal Motor Carrier Safety Administration revealing widespread non-compliance among state driver licensing agencies. The rule tightens eligibility for non-domiciled CLPs and CDLs, strengthens safeguards, and makes clear when these licenses must be canceled or revoked.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of September 30, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.9 million for third quarter 2025 and losses were $2.4 million for third quarter 2024. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity on the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $375.0 million of variable interest rate debt outstanding at September 30, 2025, for which the interest rate is effectively fixed at 5.78% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $350.0 million of variable interest rate debt outstanding at September 30, 2025. Interest on our credit facilities is based on variable rates, including the Secured Overnight Financing Rate (“SOFR”) and commercial paper rate. See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR and commercial paper rate would increase our interest expense by approximately $3.7 million for the next 12-month period.
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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
For information regarding legal proceedings, see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On August 7, 2025, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. We disclosed this authorization on August 11, 2025 in a Form 8-K.

Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization that was approved on May 14 2024, which had 1,783,342 shares remaining available for repurchase. As of September 30, 2025, the Company had not purchased any shares pursuant to the new authorization and had 5,000,000 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during third quarter 2025 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Item 5. Other Information
Director and Officer Trading Arrangements
During third quarter 2025, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

10.1
Second Amendment to Loan and Security Agreement, dated October 7, 2025 by and among Werner Receivables Company, LLC as Borrower, Werner Enterprises, Inc. as initial Servicer, Wells Fargo Bank, National Association as a Committed Lender and as a Group Agent, GTA Funding LLC as a Conduit Lender, and The Toronto-Dominion Bank as a Related Committed Lender, as a Group Agent and as Administrative Agent
Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Condensed Balance Sheets as of September 30, 2025 and December 31, 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2025.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 7, 2025	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 7, 2025	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President and Chief Accounting Officer