Form 10-K
period 2025-12-31
WERNER ENTERPRISES INC
filed 2026-02-26
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.615 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 6, 2026, 59,869,405 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 12, 2026, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2025 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “Werner” mean Werner Enterprises, Inc. and its subsidiaries.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics segment. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2025, our Truckload Transportation Services (“TTS”) segment had a fleet of 7,100 trucks, of which 6,785 were company-operated and 315 were owned and operated by independent contractors. Our Werner Logistics segment operated an additional 27 drayage company trucks and 170 Final Mile delivery trucks at the end of 2025. We have historically grown organically, and more recently through a combination of organic growth and business acquisitions (discussed below). Our business acquisitions expanded our fleet size, customer base, geographic market presence, and network of operational facilities. We remain open to considering acquisitions in North America truckload and logistics companies that are both additive to our business and accretive to our earnings.
We have two reportable segments – TTS and Werner Logistics. Our TTS segment is comprised of Dedicated and One-Way Truckload. Dedicated had 4,850 trucks as of December 31, 2025 and provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload had 2,250 trucks as of December 31, 2025 and includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Our TTS fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, food and beverage products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
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
Business Acquisition
2026 Acquisition
On January 27, 2026, we acquired 100% of the equity interests in First Enterprises, Inc., doing business as FirstFleet, Inc. (“FirstFleet”). FirstFleet, based in Murfreesboro, Tennessee, is a dedicated truckload carrier that sustained profitable growth over four decades and cultivated deep relationships with top-tier customers under multi-year contracts. Truckload revenues generated by FirstFleet will be reported in Dedicated within our TTS segment.
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
We operate in the truckload and logistics sectors of the transportation industry. Our TTS segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2025, TTS segment revenues accounted for 69% of total operating revenues, Werner Logistics revenues accounted for 29% of total operating revenues, and the remaining 2% was recorded in non-reportable segments. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport, and (iv) final mile. Werner Logistics is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of TTS and Werner Logistics, for the last three years in Note 2 and Note 14 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our revenues. During 2025, our largest 5, 10, 25 and 50 customers comprised 38%, 50%, 68% and 79% of our revenues, respectively. Our largest customer, Dollar General, accounted for 11% of our total revenues in 2025. Revenues generated by Dollar General are reported in both of our reportable operating segments. The industry groups of our top 50 customers are 66% retail and consumer products, 13% food and beverage, 13% manufacturing/industrial, and 8% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. We have longer-term Dedicated customer contracts, most of which are two to five years in length (including some contracts with annual evergreen clauses) and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts on an annual basis.
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
Safety is a high priority for us, which is demonstrated through our continued safety investments and initiatives, such as investing in equipment with the latest collision mitigation systems; leveraging side-view camera technology; implementing in-cab and desktop technologies aimed at improving weather alerts; rerouting, and other situational awareness for our professional drivers and transportation management teams. Improved weather reporting aids in redirecting our professional drivers to safer routes, together with our other safety initiatives, may decrease claims and costs associated with claims.
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
Human Capital Resources
Employee Count: As of December 31, 2025, we employed 8,677 drivers; 638 mechanics and maintenance associates for the trucking operation; 1,465 office associates for the trucking operation; and 1,251 associates for Werner Logistics, international, driving schools and other non-trucking operations. Most of our associates are based in the U.S., with about 1% based in Mexico and Canada. None of our U.S. or Canadian associates are represented by a collective bargaining unit, and we generally consider relations with our associates to be good.
Health & Safety: Werner® fosters a robust safety culture focused on minimizing workplace incidents, risks, and hazards. In 2025, Werner continued to achieve reductions in workplace injuries and DOT preventable accidents per million miles. The Werner Safety Department oversees compliance and training for drivers under DOT regulations and Company policies. Key responsibilities include creating and delivering world-class training programs on driver certification, driver onboarding and testing, hazardous materials handling, and anti-human trafficking training. Our strong safety culture is demonstrated by ongoing investments in advanced equipment technologies, which lead to improved safety for our professional drivers. Nearly all of our company-owned trucks have collision-mitigation safety systems, automated manual transmissions, and forward-facing cameras.
Inclusion: At Werner, we embrace inclusion for all associates as a core value and support and encourage the different perspectives of our associates, our customers and our suppliers. Inclusion contributes to innovation, connects us to the many communities we serve, and empowers every associate to bring their whole self to Werner. We are proud to support 11 Associate Resource Groups (“ARGs”) to promote and maintain an inclusive culture for all associates by bringing together individuals from a wide range of backgrounds, experiences and perspectives to foster a sense of shared community.
In 2025, Werner was recognized among the Top Companies for Women to Work for in Transportation by the Women in Trucking Association. Werner has earned this recognition in each of the eight years it has been awarded. This recognition underscores Werner’s ongoing commitment to fostering an inclusive and supportive workplace for women across the organization. At Werner, our female driver workforce far exceeds the industry average. Additionally, two-thirds of our Board of Directors (the “Board”) are female. In 2025, Werner was honored to be recognized as No. 3 on the Top 10 Military Friendly® Employer list and No. 2 on the Top 10 Military Friendly® Spouse Employer list by VIQTORY; as Patriot Employer of the Year for large companies by Disabled American Veterans; as 5 Star Employer in the VETS Indexes Employer Awards; and was awarded the Lee Anderson Veteran and Military Spouse Employment Award. These awards recognize Werner’s commitment to developing veteran-inclusive programs and creating pathways to rewarding careers in the transportation and logistics industry. We are widely recognized as a transportation leader in military hiring with veterans and veteran spouses.
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
Talent Development: In addition to hiring experienced drivers, we utilize recent driver training school graduates as a source of new drivers. These drivers have completed a training program at a driver training school (including those owned and operated by Werner) and hold a commercial driver’s license (“CDLs”). They continue to gain industry experience through our career track program by partnering with a Werner-certified leader. Upon the successful completion of our career track program, drivers will have the option to become a solo or a team driver with us. At the end of 2025, we operated a total of 20 driver training locations to assist with the training and development of drivers for our company and the industry.
Independent Contractors: We also recognize that independent contractors complement our company-employed drivers. As of December 31, 2025, we had 315 independent contractors. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. They provide us with another source of drivers to support our fleet. We, along with others in the trucking industry, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and the availability and cost of equipment financing, continue to make it difficult to recruit and retain independent contractors.
Revenue Equipment
As of December 31, 2025, we operated 6,785 company tractors and 315 tractors owned by independent contractors in our TTS segment. Our Werner Logistics segment operated an additional 27 drayage company tractors and 170 Final Mile delivery trucks at the end of 2025. The TTS segment company tractors were primarily manufactured by Freightliner (a Daimler company), International (a Navistar company), and Kenworth and Peterbilt (both divisions of PACCAR). The Final Mile delivery trucks are primarily manufactured by Hino, International, and Freightliner. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency.
The average age of our TTS segment company truck fleet was 2.7 years at December 31, 2025, compared to 2.1 years at December 31, 2024. The average age of our trailer fleet was 5.6 years at December 31, 2025, compared to 5.3 years at December 31, 2024. Our trucks are equipped with tablet-based telematics, and nearly all of our company-owned trucks have collision mitigation safety systems and automated manual transmissions.
We operated 28,780 trailers at December 31, 2025, comprised of dry vans, flatbeds, temperature-controlled, and other specialized trailers. Most of our company-owned trailers were manufactured by Wabash National Corporation and Great Dane. Nearly all of our dry van trailer fleet consisted of 53-foot composite trailers, and we also provide other trailer lengths to meet the specialized needs of certain customers. Substantially all of our trailers have satellite tracking devices.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in eight locations. At times, we may also trade used trucks to original equipment manufacturers when purchasing new trucks.
Fuel
In 2025, we purchased nearly all of our fuel from a predetermined network of fuel truck stops throughout the United States comprised mostly of three large fuel truck stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel truck stop chains and other factors.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
Motor carriers are required by FMCSA to perform annual random drug tests for 50% of existing drivers. The minimum annual percentage rate for random alcohol testing remains at 10% for 2026.
In September 2025, the DOT enacted an Interim Final Rule (“IFR”) to strengthen federal oversight of how states issue non-domiciled commercial learner’s permits (“CLPs”) and CDLs. The rule comes in response to a nationwide review conducted by the FMCSA revealing widespread non-compliance among state driver licensing agencies. The IFR tightens eligibility for non-domiciled CLPs and CDLs, strengthens safeguards, and clarifies when these licenses must be canceled or revoked. In November 2025, the U.S. Court of Appeals for the District of Columbia Circuit issued an administrative stay of the IFR. Werner continues monitoring any developments relating to the IFR.
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
California’s ongoing emissions reduction goals have significantly impacted the industry. The California Air Resources Board (“CARB”) regulations apply to both in-state California carriers and carriers outside of California who own or dispatch equipment in the state. Werner is impacted by various CARB regulations including the Truck and Bus Regulation, Clean Truck Check (Heavy-Duty Inspection and Maintenance), Temperature Refrigeration Units, among other currently effective and forthcoming regulations. Werner continues to structure our fleet plans to operate compliant equipment in California. Approximately 5% of our truck miles in 2024 were in the state of California.
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
In 2023, California enacted two climate disclosure laws requiring Scope 1, 2, and 3 disclosures beginning in 2026. When implemented, SB 253 will require companies with revenues greater than $1 billion doing business in California to comprehensively report their Scope 1, 2, and 3 emissions and to obtain a third-party auditor assurance of their Scope 1 and 2 reports, and SB 261 will require U.S. businesses with over $500 million in revenue operating in California to disclose climate-related financial risks and mitigation thereof biannually publicly. Werner is reviewing the CARB-issued guidance and is monitoring the ongoing litigation to invalidate SB 253 and SB 261.
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
We are sensitive to economic or geopolitical conditions, in particular, those that impact customer shipping volumes, industry freight demand, and industry truck capacity. Such conditions can include, among others, employment levels, business conditions, fuel and energy costs, public health crises, interest rates, tax rates, political conflict, and global trade policy. Tariffs or trade regulations may impact the cost or availability of materials, equipment, goods, and fuel. On February 20, 2026, the U.S. Supreme Court ruled that the U.S. government cannot use the International Emergency Economic Powers Act to impose tariffs, overturning certain recent tariffs announced throughout 2025, including those on global imports from China, Canada and Mexico. This decision creates uncertainty about the immediate path forward for many supply chains. Not all tariffs announced throughout 2025 will be impacted by this U.S. Supreme Court decision since many tariffs were imposed under other legal authorities that remain in effect and new tariffs may continue to be implemented through these other legal authorities. Impacts from any of the foregoing on (i) our suppliers could affect pricing or availability of needed goods and services and (ii) our customers could weaken their financial condition, increase our risk of bad debt losses, and decrease demand for our services (even if preceded by increased demand in anticipation of a trade regulation or other change). When conditions cause a decline in shipping volumes or an increase in available truck capacity, freight pricing generally becomes more competitive as carriers compete for loads to maintain truck productivity. Any of the foregoing may impact our results of operations and financial condition.
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
Increases in fuel prices and shortages of fuel can be caused by, among other things, changes in macroeconomic and geopolitical conditions. To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
A significant portion of our revenue is generated from key customers. During 2025, our largest 5, 10, 25 and 50 customers accounted for 38%, 50%, 66%, and 78% of revenues, respectively. Our largest customer, Dollar General, accounted for 11% of our total revenues in 2025. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Most of our Dedicated customer contracts are two to five years in length and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
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
Our mitigation of these risks includes, without limitation, using certain redundant computer hardware, tools and protocols to monitor and respond to threats, the work of a dedicated internal cybersecurity team, incident and crisis response plans, enterprise-wide information security policies and trainings, and the use of artificial intelligence. However, the security risks associated with information technology systems have increased in recent years because of the evolving sophistication, activities and methods of cyber attackers, including the use of artificial intelligence. As we implement artificial intelligence solutions, we limit liability by ensuring that vendors’ indemnity obligations extend to artificial intelligence solutions and require such vendors to undertake commercially reasonable measures to prevent hallucinations and bias. In addition, we take a proactive approach to understand how our data will be used by the artificial intelligence solution to prevent and mitigate competitive concerns. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect, and often are not recognized until launched against a target, and we may be unable or fail to anticipate them or to implement adequate preventative measures. We may incur costs in responding to a specific event. Fortifying our systems after a cybersecurity event may be cost prohibitive. Our investments in cybersecurity may not be successful against an attack or malicious action.
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
Companies across all industries face scrutiny from investors and other stakeholders related to ESG matters, including practices and disclosures related to sustainability. Organizations that provide information to stakeholders (including customers and investors) on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some customers to evaluate their relationship with us and by some investors to inform their investment and proxy statement voting decisions. Unfavorable ESG ratings may lead to negative sentiment toward us by stakeholders, which could have a negative impact on our revenues, stock price and access to and costs of capital. While we believe our sustainability programs are balanced in the context of our business and stakeholder demands, we could draw criticism related to all or a portion of our sustainability initiatives.
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
Our headquarters are located on approximately 135 acres near U.S. Interstate 80 west of Omaha, Nebraska, 51 acres of which are undeveloped. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years. We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. In addition, we own parcels of land in several locations in the United States for future terminal development. Our terminal and disaster recovery locations are described below:

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
At December 31, 2025, we leased (i) operational facilities, office space, and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico and Canada. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; (iv) five operational facilities located in Ohio, Indiana, and Florida; and (v) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network has eight locations, which are primarily located in certain terminals listed above. Our driver training schools operate in 20 locations in the United States, four of which are located in or near certain terminals listed above, five are located in company-owned facilities, and 11 are located in leased facilities.

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
Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the Nasdaq Stock Market under the symbol “WERN”. As of February 6, 2026, our common stock was held by 417 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

200
175
150
125
100
75
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Werner Enterprises, Inc. (WERN)
Standard & Poor's 500
Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Werner Enterprises, Inc. (WERN)	$100	$123	$105	$112	$96	$82
Standard & Poor’s 500	$100	$129	$105	$133	$166	$196
Peer Group	$100	$142	$126	$144	$132	$135
Assuming the investment of $100 on December 31, 2020, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and our Peer Group over the same period. Our Peer Group, which includes companies similar to ours in the transportation industry, is as follows: Covenant Logistics Group, Inc.; Heartland Express, Inc.; Hub Group, Inc.; JB Hunt Transport Services, Inc.; Knight-Swift Transportation Holdings, Inc.; Landstar System, Inc.; Marten Transport, LTD.; and Schneider National, Inc. Our stock price was $30.01 as of December 31, 2025 (the last business day of fiscal year 2025). This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 7, 2025, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. We disclosed this authorization on August 11, 2025 in a Form 8-K. Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization that was approved on May 14 2024, which had 1,783,342 shares remaining available for repurchase. As of December 31, 2025, the Company had not purchased any shares pursuant to the new authorization and had 5,000,000 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during fourth quarter 2025 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2025 to 2024, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and non-driver salaries, wages and benefits. The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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
At the end of 2025, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is at $752 million, or a net debt ratio (debt less cash) of 2.0 times earnings before interest, income taxes, depreciation and amortization, and restructuring and impairment for the year ended December 31, 2025. We had available liquidity of $702 million, considering cash and cash equivalents on hand and available borrowing capacity of $642 million. As of December 31, 2025, we were in compliance with our debt covenants and expect to continue to be in compliance in 2026. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987. This cash outlay currently results in approximately $8.4 million per quarter. Net capital expenditures (primarily revenue equipment) in 2026 currently are expected to be in the range of $185 million to $225 million.

Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2025		2024		Percentage Change in Dollar Amounts
(in thousands)	$	%	$	%	%
Operating revenues	$2,974,396	100.0	$3,030,258	100.0	(1.8)
Operating expenses:
Salaries, wages and benefits	1,000,825	33.7	1,034,877	34.1	(3.3)
Fuel	247,801	8.3	275,413	9.1	(10.0)
Supplies and maintenance	248,212	8.3	246,061	8.1	0.9
Taxes and licenses	90,472	3.0	97,230	3.2	(7.0)
Insurance and claims	115,993	3.9	145,398	4.8	(20.2)
Depreciation and amortization	286,321	9.6	290,405	9.6	(1.4)
Rent and purchased transportation	902,825	30.4	844,870	27.9	6.9
Communications and utilities	15,863	0.5	17,195	0.6	(7.7)
Restructuring and impairment	44,225	1.5	—	—	N/A
Other	10,202	0.4	12,661	0.4	(19.4)
Total operating expenses	2,962,739	99.6	2,964,110	97.8	—
Operating income	11,657	0.4	66,148	2.2	(82.4)
Total other expense, net	32,446	1.1	23,666	0.8	37.1
Income (loss) before income taxes	(20,789)	(0.7)	42,482	1.4	(148.9)
Income tax expense	2,209	0.1	8,912	0.3	(75.2)
Net income (loss)	(22,998)	(0.8)	33,570	1.1	(168.5)
Net loss attributable to noncontrolling interest	8,599	0.3	663	—	1,197.0
Net income (loss) attributable to Werner	$(14,399)	(0.5)	$34,233	1.1	(142.1)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for One-Way Truckload and Dedicated operations within TTS.

	2025		2024
TTS segment (in thousands)	$	%	$	%	% Chg
Trucking revenues, net of fuel surcharge	$1,783,403		$1,836,581		(2.9)%
Trucking fuel surcharge revenues	229,894		263,263		(12.7)%
Non-trucking and other operating revenues	38,647		38,449		0.5%
Operating revenues	2,051,944	100.0	2,138,293	100.0	(4.0)%
Operating expenses	2,035,518	99.2	2,063,127	96.5	(1.3)%
Operating income	$16,426	0.8	$75,166	3.5	(78.1)%

TTS segment	2025	2024	% Chg
Average tractors in service	7,437	7,619	(2.4)%
Average revenues per tractor per week (1)	$4,611	$4,635	(0.5)%
Total tractors (at year end)
Company	6,785	7,155	(5.2)%
Independent contractor	315	295	6.8%
Total tractors	7,100	7,450	(4.7)%
Total trailers (at year end)	25,480	25,495	(0.1)%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$633,853	$672,598	(5.8)%
Average tractors in service	2,573	2,695	(4.5)%
Total tractors (at year end)	2,250	2,610	(13.8)%
Average percentage of empty miles	15.83%	15.25%	3.8%
Average revenues per tractor per week (1)	$4,737	$4,799	(1.3)%
Average % change in revenues per total mile (1)	0.8%	(1.2)%
Average % change in total miles per tractor per week	(2.1)%	7.6%
Average completed trip length in miles (loaded)	572	582	(1.7)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$1,149,550	$1,163,983	(1.2)%
Average tractors in service	4,864	4,924	(1.2)%
Total tractors (at year end)	4,850	4,840	0.2%
Average revenues per tractor per week (1)	$4,548	$4,546	—%
(1)Net of fuel surcharge revenues

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income (loss), as well as certain statistical data regarding the Werner Logistics segment.

	2025		2024
Werner Logistics segment (in thousands)	$	%	$	%	% Chg
Operating revenues	$856,863	100.0	$831,337	100.0	3.1%
Operating expenses:
Purchased transportation expense	734,859	85.8	707,493	85.1	3.9%
Other operating expenses	115,328	13.4	124,725	15.0	(7.5)%
Total operating expenses	850,187	99.2	832,218	100.1	2.2%
Operating income (loss)	$6,676	0.8	$(881)	(0.1)	(857.8)%

Werner Logistics segment	2025	2024	% Chg
Average tractors in service	23	22	4.5%
Total tractors (at year end)	27	18	50.0%
Total trailers (at year end)	3,300	3,170	4.1%
Total containers (at year end)	375	200	87.5%
2025 Compared to 2024
Operating Revenues and Operating Profitability
Operating revenues decreased $55.9 million, or 1.8%, in 2025 compared to 2024. When comparing 2025 to 2024, TTS segment revenues decreased $86.3 million, or 4.0%, and Werner Logistics segment revenues increased $25.5 million, or 3.1%. We had operating income of $11.7 million in 2025 compared to $66.1 million in 2024, and our operating margin percentage decreased to 0.4% in 2025 from 2.2% in 2024. TTS segment had operating income of $16.4 million in 2025 compared to $75.2 million in 2024, and its operating margin percentage decreased to 0.8% in 2025 from 3.5% in 2024. Our consolidated and TTS segment operating results in 2025 were positively impacted by a $45.7 million liability reversal through insurance and claims expense as a result of a favorable decision related to a lawsuit arising from a December 2014 accident, and a net favorable change of $7.9 million to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. The Baylor Trucking, Inc. contingent consideration arrangement was finalized through negotiations in April 2025. These positive impacts were offset by $44.2 million of restructuring and impairment charges and an $18.0 million litigation settlement agreement plus $3.4 million of associated legal fees related to the consolidated class action lawsuits entitled Abarca et al. v. Werner. In fourth quarter 2025, we began a strategic restructuring of our One-Way Truckload business, a decisive action designed to significantly enhance long-term profitability and fleet utilization by maximizing production and mitigating unprofitable freight. Key steps in this initiative included exiting selective unprofitable regional and short-haul truckload freight, further integrating our one-way acquisition operations, and a further shift in the One-Way Truckload fleet composition toward more specialized, Expedited, and team capacity. This repositioning is focused on eliminating underperforming business. The restructuring resulted in a total charge of $44.2 million in the fourth quarter, of which $42.7 is considered non-cash. For additional information related to the restructuring and impairment charges, legal proceedings and the contingent consideration arrangement, see Note 13, Note 12 and Note 6, respectively, in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K. Werner Logistics had operating income $6.7 million in 2025 compared to an operating loss of $0.9 million in 2024, and its operating margin percentage increased to 0.8% in 2025 from (0.1)% in 2024. The increase in Werner Logistics operating income and operating margin was due primarily to an increase in shipments with gross margin expansion.
We believe Dedicated retention and pipeline remains strong, as we are continuing to see steady momentum in adding new business. The implementation of new Dedicated fleets awarded in first quarter 2025 started in the later half of second quarter 2025, and continued to progress into the third quarter as we hired drivers and built the new fleets to targeted levels. Additional Dedicated fleet contracts were awarded in second quarter 2025. Overall demand was below normal seasonality for most of the second half of 2025, however One-Way Truckload demand improved throughout the same period. The 2025 peak season shipment volume was lower while 2025 peak revenue per shipment was flat compared to 2024. Spot freight rates trended positively in fourth quarter 2025 which is consistent with normal seasonality. Industry capacity has continued to contract following recent regulatory and enforcement actions related to non-domiciled commercial driver's licenses (“CDLs”), B1 Visas, and English Language Proficiency standards. As challenging operating conditions continue, we are also seeing an increase in bankruptcies in the trucking industry further limiting capacity.

In the TTS segment, trucking revenues, net of fuel surcharge, decreased 2.9% to $1.78 billion in 2025 from $1.84 billion in 2024 due primarily to an 2.4% decrease in the average number of tractors in service and a 0.5% decrease in average revenues per tractor per week, net of fuel surcharge. TTS average revenues per tractor per week, net of fuel surcharge, decreased due primarily to a 2.1% decrease in One-Way Truckload average total miles per tractor per week, partially offset by a 0.8% increase in One-Way Truckload revenues per total mile, net of fuel surcharge. One-Way Truckload average tractors in service decreased 4.5% in 2025 compared to 2024. Dedicated average revenues per tractor per week, net of fuel surcharge, remained flat. Considering the freight market outlook, we expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to remain flat or increase up to 3% in the first half of 2026 when compared to the first half of 2025, and we expect Dedicated average revenues per tractor per week, net of fuel surcharge, to be in the range of a 1% decrease to a 2% increase in 2026 compared to 2025.
The average number of tractors in service in the TTS segment decreased 2.4% to 7,437 in 2025 compared to 7,619 in 2024. The prolonged weak freight market combined with the implementation of our One-Way Truckload restructuring plan resulted in fewer tractors at the end of 2025, as we ended 2025 with 7,100 tractors in the TTS segment, a year-over-year decrease of 350 tractors compared to the end of 2024. Within TTS, Dedicated ended 2025 with 4,850 tractors (or 68% of our total TTS segment fleet) compared to 4,840 tractors (or 65%) at the end of 2024. We currently expect our TTS segment fleet size at the end of 2026 to increase in a range of 23% to 28% when compared to the fleet size at the end of 2025, which includes FirstFleet tractors. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 12.7% to $229.9 million in 2025 from $263.3 million in 2024 due primarily to the impact of 47.0 million fewer company tractor miles and lower average diesel fuel prices. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent DOE fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three divisions. Werner Logistics recorded revenue and brokered freight expense of $9.3 million in 2025 and $14.4 million in 2024 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues increased 3.1% to $856.9 million in 2025 from $831.3 million in 2024. Truckload Logistics revenues (75% of total Werner Logistics segment revenues) increased $13.1 million, or 2%, compared to 2024, driven by an increase in shipments. The PowerLink solution, which utilizes third-party carriers who provide only a driver and a tractor, represented a growing portion of Truckload Logistics operations in 2025. PowerLink revenues increased 11% in 2025 compared to 2024. Intermodal revenues (15% of total Werner Logistics segment revenues) increased $17.1 million, or 16%, in 2025, due to a 17% increase in shipments and flat revenue per shipment. Final Mile revenues (10% of total Werner Logistics segment revenues) decreased $4.7 million, or 5%, in 2025 due to lower volume for furniture and appliances.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 99.6% in 2025 compared to 97.8% in 2024. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 17 through 19 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $34.1 million, or 3.3%, in 2025 compared to 2024 and decreased 0.4% as a percentage of operating revenues. The lower dollar amount of salaries, wages and benefits expense in 2025 was due primarily to the impact of 47.0 million fewer company tractor miles and decreased non-driver pay, partially offset by the impact of an $18.0 million litigation settlement agreement discussed above. The $18.0 million litigation settlement is included in our TTS segment. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees, partially offset by severance expense of $1.3 million from cost saving initiatives. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 12.0% in 2025 compared to 2024.
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
Fuel decreased $27.6 million, or 10.0%, in 2025 compared to 2024 and decreased 0.8% as a percentage of operating revenues due to lower average diesel fuel prices and 47.0 million fewer company tractor miles in 2025. Average diesel fuel prices, excluding fuel taxes, for the full year 2025 were 12 cents per gallon lower than the full year 2024, a 5% decrease.
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
Through February 16, the average diesel fuel price per gallon in 2026 was 14 cents lower than the average diesel fuel price per gallon in the same period of 2025 and 10 cents lower than the average for first quarter 2025.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $2.2 million, or 0.9%, in 2025 compared to 2024 and increased 0.2% as a percentage of operating revenues. Supplies and maintenance expense increased due primarily to higher costs for tires and advertising, partially offset by lower costs for over-the-road tractor maintenance and the impact of 47.0 million fewer company tractor miles in 2025.
Taxes and licenses decreased $6.8 million, or 7.0%, in 2025 compared to 2024 and decreased 0.2% as a percentage of operating revenues due primarily to lower costs for fuel taxes. The decrease in fuel tax expense in 2025 was impacted by 47.0 million fewer company tractor miles.
Insurance and claims decreased $29.4 million, or 20.2%, in 2025 compared to 2024 and decreased 0.9% as a percentage of operating revenues due primarily to the impact of a $45.7 million liability reversal through insurance and claims expense as a result of a favorable decision in 2025 related to an adverse jury verdict rendered on May 17, 2018 for a December 2014 accident, effectively ending the lawsuit in favor of Werner. We also incurred insurance and claims expense of $4.5 million in 2024 for accrued interest related to the adverse jury verdict rendered on May 17, 2018. We continued to accrue pre-tax insurance and claims expense for interest at $0.5 million per month (excluding months where the plaintiffs requested an extension of time to respond to our petition for review) until our appeal was finalized in 2025. For additional information related to this legal proceeding, see Note 12 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K. The favorable impact of the liability reversal was partially offset by higher expense for liability claims. We had higher expense for large dollar liability claims, resulting primarily from higher amount of unfavorable reserve development. Our expense for small dollar liability claims was also higher, primarily due to a lower amount of favorable reserve development and higher expense for new claims. The expense for new claims was impacted by decreased cost per claim in 2025 compared to 2024. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. Our elevated insurance and claims expense is a reflection of the ongoing unprecedented rise in verdicts and litigation settlements across the industry, particularly for larger carriers. In contrast to these trends, in 2025 we produced near 20-year record lows in DOT preventable accidents per million miles, trailing only 2023.
We renewed our liability insurance policies on August 1, 2025 and are responsible for the first $15.0 million per claim on all claims with an annual $7.5 million aggregate for claims between $15.0 million and $20.0 million. For the policy year that began August 1, 2024 we were responsible for the first $15.0 million per claim on all claims with an annual $7.5 million aggregate for claims between $15.0 million and $20.0 million. We maintain liability insurance coverage with insurance carriers in excess of the $15.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2025 are slightly higher than premiums for the previous policy year.
Depreciation and amortization expense decreased $4.1 million, or 1.4%, in 2025 compared to 2024 and remained flat as a percentage of operating revenues due primarily to decreases in depreciation of tractors as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions. These decreases were partially offset by an increase in depreciation for trailers due to higher costs for recent specialty trailer purchases.
The average age of our tractor fleet remains low by industry standards and was 2.7 years as of December 31, 2025, and the average age of our trailers was 5.6 years. We continued to invest in new tractors and trailers, technology, and our terminal network in 2025 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs.
Rent and purchased transportation expense increased $58.0 million, or 6.9%, in 2025 compared to 2024 and increased 2.5% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $9.3 million in 2025 and $14.4 million in 2024 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense increased $27.4 million as a result of higher logistics revenues, and increased to 85.8% as a percentage of Werner Logistics revenues in 2025 from 85.1% in 2024 due to the competitive operating environment in 2025.
Rent and purchased transportation expense for the TTS segment increased $18.9 million in 2025 compared to 2024 due primarily to more independent contractor miles, higher technology-related costs, and additional operational facility costs. Independent contractor miles increased 6.8 million miles in 2025 and as a percentage of total miles were 6.2% in 2025 compared to 4.9% in 2024. These increases were partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices in 2025. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses decreased $2.5 million in 2025 compared to 2024 and remained flat as a percentage of operating revenues due primarily to the impact of a $7.8 million net favorable change to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition, partially offset by legal fees related to the Abarca et al. v. Werner litigation discussed above and increased bad debt expense. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $15.7 million in 2025 compared to $15.3 million, including $7.0 million from the sale of real estate, in 2024. We sold fewer tractors and trailers in 2025 compared to 2024 and realized much higher average gains per tractor and trailer, as used equipment values have been elevated due largely to global trade policy. We expect used equipment values to remain stable in the near term given manufacturing production constraints and the evolving regulatory environment that will be an incentive towards higher quality used assets, including assets with lower miles and remaining warranties.
Other Expense (Income)
Other expense, net of other income, increased $8.8 million in 2025 compared to 2024 due primarily to an $7.9 million decrease in the amount of net earnings recognized from our investments (see Note 7 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K for information regarding our investments). Net interest expense remained flat in 2025 compared to 2024 (see Note 8 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K for further information on our debt and interest rate swaps). We expect net interest expense to increase in 2026 compared to 2025, as we anticipate higher average outstanding debt in 2026 due primarily to the previously mentioned acquisition of FirstFleet.
Income Tax Expense
Income tax expense decreased $6.7 million in 2025 compared to 2024, due primarily to lower pre-tax income and a decrease in the effective income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income (loss) before income taxes) decreased to (10.6)% in 2025 compared to 21.0% in 2024 due primarily to the impact of $4.7 million of unfavorable return to provision adjustments related to changes in deferred tax assets and liabilities for acquired entities and a subsidiary located in Mexico. We estimate our full year 2026 effective income tax rate to be approximately 25.5% to 26.5%.
2024 Compared to 2023
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2024 to the fiscal year ended December 31, 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025.
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
Management believes our financial position at December 31, 2025 is strong. As of December 31, 2025, we had $59.9 million of cash and cash equivalents and $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a maximum borrowing capacity of $1.4 billion under our credit facilities, for which our total available borrowing capacity was $702.0 million as of December 31, 2025. We believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.
Our material cash requirements include the following contractual and other obligations.
•Debt Obligations and Interest Payments – As of December 31, 2025, we had outstanding debt with an aggregate principal amount of $752.0 million, with none expected to be paid within 12 months. As of December 31, 2025, future interest payments associated with our debt obligations are estimated to be $87.8 million through 2028, with $40.7 million payable within 12 months. See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our credit facilities and the timing of expected future principal payments.
On January 27, 2026, we acquired 100% of the equity interests of FirstFleet for $245 million, which includes a maximum $35 million earnout based on gross revenue net of fuel surcharge for the period April 1, 2026, through March 31, 2027. Under a separate agreement, we also acquired real estate properties from FirstFleet for $37.8 million. We funded these transactions using cash on hand and our existing revolving credit facility. We also assumed finance leases estimated at $57.0 million. As of January 31, 2026, the total aggregate borrowings outstanding under our revolver and accounts receivable securitization facility was $884.6 million. Including the estimated value of the finance leases assumed, our total debt increased by $189.6 million during the month of January 2026 primarily as a result of the acquisition.
•Operating Leases – We have entered into operating leases primarily for real estate. As of December 31, 2025, we had fixed lease payment obligations of $46.1 million, with $17.1 million payable within 12 months. See Note 5 in the Notes to

Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our lease obligations and the timing of expected future payments.
•Purchase Obligations – As of December 31, 2025, we have committed to property and equipment purchases of approximately $24.9 million within the next 12 months.
In addition to our cash requirements, the Board of Directors has authorized us to deliver value to stockholders through stock repurchases and quarterly cash dividends. The stock repurchase program does not obligate the Company to acquire any specific number of shares. We plan to continue paying a quarterly dividend, which currently results in a cash outlay of approximately $8.4 million per quarter.
Cash Flows
We generated cash flow from operations of $181.8 million during 2025, a 44.9% or $147.9 million decrease in cash flows compared to $329.7 million during 2024. The decrease in net cash provided by operating activities was due primarily to working capital changes and a decrease in net income and insurance,claims and other long-term accruals during 2025, partially offset by restructuring costs recorded in 2025. We were able to make net capital expenditures, repay debt, make strategic investments, pay dividends, and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by borrowings under our existing credit facility.
Net cash used in investing activities was $171.6 million during 2025 compared to $241.4 million during 2024. Net property and equipment additions (primarily revenue equipment) were $162.7 million during 2025 compared to $234.9 million during 2024. Given our strong balance sheet and proactive fleet management, we entered 2025 with a higher-than-normal inventory of new tractors ready to support growth. These factors, combined with a deliberate shift to a more asset light operational mix resulted in net capital expenditures below our historical range in 2025. We currently estimate net capital expenditures (primarily revenue equipment) in 2026 to be in the range of $185 million to $255 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary.
Net financing activities provided $7.3 million during 2025 compared to using $105.7 million during 2024. We had net borrowings on our debt of $102.0 million during 2025, increasing our outstanding debt to $752.0 million at December 31, 2025. We had net borrowings on our debt of $1.3 million during 2024. We paid dividends of $34.1 million during 2025 and $35.1 million during 2024, and we currently plan to continue paying a quarterly dividend.
Financing activities for 2025 also included common stock repurchases of 2,113,007 shares at a cost of $55.6 million, including broker commissions and excise taxes. Financing activities for 2024 included common stock repurchases of 1,787,810 shares at a cost of $67.1 million, including broker commissions and excise taxes. On August 7, 2025, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization, which had 1,783,342 shares remaining available for repurchase. As of December 31, 2025, the Company had not purchased any shares pursuant to the new authorization and had 5,000,000 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
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
Estimates of accrued liabilities for insurance and claims for bodily injury and property damage is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements. The accruals for bodily injury and property damage (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. We have not made any material changes in the accounting methodology or assumptions used to calculate our accrued liabilities for insurance and claims for bodily injury and property damage during the past three years. At December 31, 2025 and 2024, we had an accrual of $212.0 million and $330.6 million, respectively, for estimated insurance and claims for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health, and (iv) workers’ compensation claims not covered by insurance. A 10% change in actuarial estimates for insurance and claims for bodily injury and property damage at December 31, 2025, would have changed our insurance and claims accrual by approximately $14.6 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of December 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $4.2 million for the year ended December 31, 2025 and losses were $7.4 million for the year ended December 31, 2024. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity on the consolidated balance sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 17.97 Pesos to $1.00 at December 31, 2025 compared to 20.27 Pesos to $1.00 at December 31, 2024.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $375.0 million of variable interest rate debt outstanding at December 31, 2025, for which the interest rate is effectively fixed at 5.91% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $377.0 million of variable interest rate debt outstanding at December 31, 2025. Interest on our credit facilities is based on variable rates, including the Secured Overnight Financing Rate (“SOFR”) and commercial paper rate. See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR and commercial paper rate would increase our interest expense by approximately $4.2 million for the next 12-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Werner Enterprises, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes and financial statement schedule II valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of insurance and claims accruals
As discussed in Note 1 to the consolidated financial statements, the Company estimates the insurance and claims accruals related to (1) cargo loss and damage, (2) bodily injury and property damage, (3) group health, and (4) workers’ compensation claims not covered by insurance. The Company’s current and non-current insurance and claims accruals were $99.8 million and $112.1 million, respectively. The accruals specifically for bodily injury and property damage are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, the Company makes judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. The Company has an independent actuary review their calculation of these undiscounted insurance and claims accruals.
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
Omaha, Nebraska
February 26, 2026

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Operating revenues	$2,974,396	$3,030,258	$3,283,499
Operating expenses:
Salaries, wages and benefits	1,000,825	1,034,877	1,072,558
Fuel	247,801	275,413	345,001
Supplies and maintenance	248,212	246,061	256,494
Taxes and licenses	90,472	97,230	102,684
Insurance and claims	115,993	145,398	138,516
Depreciation and amortization	286,321	290,405	299,509
Rent and purchased transportation	902,825	844,870	886,284
Communications and utilities	15,863	17,195	18,480
Restructuring and impairment	44,225	—	—
Other	10,202	12,661	(12,443)
Total operating expenses	2,962,739	2,964,110	3,107,083
Operating income	11,657	66,148	176,416
Other expense (income):
Interest expense	39,053	39,212	33,535
Interest income	(5,634)	(6,898)	(6,701)
Loss (gain) on investments in equity securities	68	(7,930)	278
Loss (earnings) from equity method investment	(656)	(556)	1,046
Other	(385)	(162)	477
Total other expense, net	32,446	23,666	28,635
Income (loss) before income taxes	(20,789)	42,482	147,781
Income tax expense	2,209	8,912	35,491
Net income (loss)	(22,998)	33,570	112,290
Net loss attributable to noncontrolling interest	8,599	663	92
Net income (loss) attributable to Werner	$(14,399)	$34,233	$112,382
Earnings (loss) per share:
Basic	$(0.24)	$0.55	$1.77
Diluted	$(0.24)	$0.55	$1.76
Weighted-average common shares outstanding:
Basic	60,607	62,450	63,374
Diluted	60,607	62,662	63,718
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net income (loss)	$(22,998)	$33,570	$112,290
Other comprehensive income (loss):
Foreign currency translation adjustments	4,194	(7,367)	6,120
Change in fair value of interest rate swaps, net of tax	(1,832)	(1,386)	(4,512)
Other comprehensive income (loss)	2,362	(8,753)	1,608
Comprehensive income (loss)	(20,636)	24,817	113,898
Comprehensive loss attributable to noncontrolling interest	8,599	663	92
Comprehensive income (loss) attributable to Werner	$(12,037)	$25,480	$113,990
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$59,922	$40,752
Accounts receivable, trade, less allowance of $7,646 and $7,169, respectively	394,933	391,684
Other receivables	20,398	26,137
Inventories and supplies	12,104	14,183
Prepaid expenses	57,184	53,690
Assets held for sale	32,643	—
Other current assets	35,665	15,327
Total current assets	612,849	541,773
Property and equipment, at cost:
Land	128,663	128,678
Buildings and improvements	363,778	338,174
Revenue equipment	2,156,811	2,235,126
Service equipment and other	252,732	239,517
Total property and equipment	2,901,984	2,941,495
Less – accumulated depreciation	1,111,480	1,007,259
Property and equipment, net	1,790,504	1,934,236
Goodwill	129,104	129,104
Intangible assets, net	44,603	76,407
Other non-current assets	311,614	370,717
Total assets	$2,888,674	$3,052,237
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,084	$112,429
Current portion of long-term debt	—	20,000
Insurance and claims accruals	99,827	93,710
Accrued payroll	51,442	54,560
Accrued expenses	16,199	18,745
Other current liabilities	52,232	56,305
Total current liabilities	314,784	355,749
Long-term debt, net of current portion	752,000	630,000
Other long-term liabilities	52,550	66,173
Insurance and claims accruals, net of current portion	112,126	236,923
Deferred income taxes	266,209	269,516
Total liabilities	1,497,669	1,558,361
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	28,113	37,944
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 59,869,405 and 61,850,434 shares outstanding, respectively	805	805
Paid-in capital	144,641	137,889
Retained earnings	1,904,572	1,952,775
Accumulated other comprehensive loss	(16,075)	(18,437)
Treasury stock, at cost; 20,664,131 and 18,683,102 shares, respectively	(671,051)	(617,100)
Total stockholders’ equity	1,362,892	1,455,932
Total liabilities, temporary equity and stockholders’ equity	$2,888,674	$3,052,237
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(22,998)	$33,570	$112,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,321	290,405	299,509
Deferred income taxes	(2,705)	(50,200)	8,153
Gain on disposal of property and equipment	(15,674)	(15,331)	(42,440)
Restructuring and impairment	44,225	—	—
Non-cash equity compensation	10,691	8,856	11,943
Insurance and claims accruals, net of current portion	(45,607)	(2,777)	(5,246)
Loss (gain) on investments in equity securities	68	(7,930)	278
Loss (earnings) from equity method investment	(656)	(556)	1,046
Change in fair value of contingent consideration	(7,815)	—	—
Other	(15,830)	(9,298)	(7,612)
Changes in certain working capital items:
Accounts receivable, net	(3,262)	53,260	73,921
Other current assets	(16,422)	16,703	10,266
Accounts payable	(16,700)	(10,391)	3,288
Other current liabilities	(11,806)	23,423	8,970
Net cash provided by operating activities	181,830	329,734	474,366
Cash flows from investing activities:
Additions to property and equipment	(250,364)	(413,799)	(598,785)
Proceeds from sales of property and equipment	87,618	178,912	190,087
Net cash invested in acquisitions	—	—	(188)
Investment in equity securities, net	(6,042)	(6,042)	(2,931)
Payments to acquire equity method investment	(4,360)	(3,820)	(3,385)
Purchase of promissory note	—	—	(25,000)
Decrease in notes receivable	1,576	3,301	5,258
Net cash used in investing activities	(171,572)	(241,448)	(434,944)
Cash flows from financing activities:
Repayments of short-term debt	(58,000)	(92,500)	(50,000)
Proceeds from issuance of short-term debt	55,000	110,000	45,000
Repayments of long-term debt	(320,000)	(221,250)	(90,000)
Proceeds from issuance of long-term debt	425,000	205,000	50,000
Dividends on common stock	(34,081)	(35,066)	(34,208)
Repurchases of common stock	(55,553)	(67,069)	—
Tax withholding related to net share settlements of restricted stock awards	(2,337)	(4,831)	(6,359)
Other	(2,732)	—	(1,500)
Net cash provided by (used in) financing activities	7,297	(105,716)	(87,067)
Effect of exchange rate fluctuations on cash	1,615	(3,541)	2,128
Net increase (decrease) in cash and cash equivalents	19,170	(20,971)	(45,517)
Cash and cash equivalents, beginning of period	40,752	61,723	107,240
Cash and cash equivalents, end of period	$59,922	$40,752	$61,723
Supplemental disclosures of cash flow information:
Interest paid	$40,585	$40,156	$27,212
Income taxes paid	38,586	25,831	17,892
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$2,800	$2,577	$3,145
Change in fair value of interest rate swaps	(1,832)	(1,386)	(4,512)
Property and equipment acquired included in accounts payable	424	1,069	14,239
Dividends accrued but not yet paid at end of period	8,382	8,659	8,882
Contingent consideration associated with acquisition	—	—	(800)
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2022	$805	$129,837	$1,875,873	$(11,292)	$(551,588)	$1,443,635	$38,699
Net income attributable to Werner	—	—	112,382	—	—	112,382	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(92)
Other comprehensive income	—	—	—	1,608	—	1,608	—
Dividends on common stock ($0.55 per share)	—	—	(34,870)	—	—	(34,870)	—
Equity compensation activity, 221,678 shares	—	(6,886)	—	—	527	(6,359)	—
Non-cash equity compensation expense	—	11,943	—	—	—	11,943	—
BALANCE, December 31, 2023	805	134,894	1,953,385	(9,684)	(551,061)	1,528,339	38,607
Net income attributable to Werner	—	—	34,233	—	—	34,233	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(663)
Other comprehensive loss	—	—	—	(8,753)	—	(8,753)	—
Repurchases of common stock, 1,787,810 shares	—	—	—	—	(67,069)	(67,069)	—
Dividends on common stock ($0.56 per share)	—	—	(34,843)	—	—	(34,843)	—
Equity compensation activity, 193,563 shares	—	(5,861)	—	—	1,030	(4,831)	—
Non-cash equity compensation expense	—	8,856	—	—	—	8,856	—
BALANCE, December 31, 2024	805	137,889	1,952,775	(18,437)	(617,100)	1,455,932	37,944
Net loss attributable to Werner	—	—	(14,399)	—	—	(14,399)	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(8,599)
Other comprehensive income	—	—	—	2,362	—	2,362	—
Repurchases of common stock, 2,113,007 shares	—	—	—	—	(55,553)	(55,553)	—
Dividends on common stock ($0.56 per share)	—	—	(33,804)	—	—	(33,804)	—
Equity compensation activity, 131,978 shares	—	(3,939)	—	—	1,602	(2,337)	—
Non-cash equity compensation expense	—	10,691	—	—	—	10,691	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,232)
BALANCE, December 31, 2025	$805	$144,641	$1,904,572	$(16,075)	$(671,051)	$1,362,892	$28,113
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
Nature of Business: The Company is a truckload transportation and logistics provider operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. Our ten largest customers comprised 50% of our revenues for the year ended December 31, 2025, and 48% of our revenues for the years ended December 31, 2024 and 2023. Our largest customer, Dollar General, accounted for 11% of our total revenues in 2025 and 2024, and 10% of our total revenues in 2023. Revenues generated by Dollar General are reported in both of our reportable operating segments. Dollar General accounted for 10% of our accounts receivable, trade balance as of December 31, 2025 and 2024.
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
Assets Held for Sale: Assets held for sale consist of revenue equipment recorded at the lower of carrying amount or fair value less cost to sell. This revenue equipment is related to the restructuring of our One-Way Truckload operating segment and is expected to be sold within one year.
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
Depreciation expense was $276.3 million, $280.3 million, and $289.2 million for the years ended December 31, 2025, 2024, and 2023 respectively, and is reported in depreciation and amortization on the consolidated statements of income.
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
Long-Lived Assets and Intangible Assets: We review our long-lived assets and finite-lived intangible assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, we evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. We also evaluate the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization. An impairment loss would be recognized if the carrying amount of the long-lived asset or intangible asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets. As part of the restructuring activities related to our One-Way Truckload operating segment discussed in Note 13 – Restructuring and Impairment Costs, we recorded impairment charges of $21.7 million relating to trademark and customer relationships intangible assets and $14.4 million relating to tractors and trailers during the year ended December 31, 2025. No impairment charges were recorded during the years ended 2024 and 2023.
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
Under these insurance arrangements, we maintained $4.3 million in letters of credit and $59.3 million in additional bonds as of December 31, 2025.
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
Foreign Currency Translation: Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Foreign revenues and expense items denominated in the functional currency are translated at the average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the foreign operations. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets and as a separate component of comprehensive income (loss) in the consolidated statements of comprehensive income.
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
Common Stock and Earnings Per Share: Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards. Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Since the Company had a net loss for the year ended December 31, 2025, diluted loss per share is the same as basic loss per share as the inclusion of potential common shares outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted loss per share for the year ended December 31, 2025, were 167,044 shares. There are no differences in the numerators of our computations of basic and diluted earnings (loss) per share for any periods presented. The computation of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts).

	Years Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Werner	$(14,399)	$34,233	$112,382
Weighted average common shares outstanding	60,607	62,450	63,374
Dilutive effect of stock-based awards	—	212	344
Shares used in computing diluted earnings (loss) per share	60,607	62,662	63,718
Basic earnings (loss) per share	$(0.24)	$0.55	$1.77
Diluted earnings (loss) per share	$(0.24)	$0.55	$1.76
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
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss), but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2025, 2024, and 2023, comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and change in fair value of interest rate swaps. The components of accumulated other comprehensive loss reported in the consolidated balance sheets as of December 31, 2025 and 2024, consisted of foreign currency translation adjustment losses of $13.2 million and $17.4 million, respectively, and losses of $2.9 million and losses of $1.0 million related to changes in fair value of interest rate swaps, net of tax, respectively.
New Accounting Pronouncements Adopted: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, with the objective of enhancing the transparency and decision usefulness of income tax information through income tax disclosure improvements, primarily related to the rate reconciliation and income taxes paid information. On December 31, 2025, we adopted ASU 2023-09 using a prospective approach. Adoption of the standard enhanced our income tax disclosures, see Note 10 – Income Taxes, but did not impact our results of operations, cash flows, and financial condition.
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
In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815), which clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues airing from the global reference rate reform initiative. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update require an entity to apply the new guidance using a prospective approach. We plan to adopt this ASU for our fiscal year beginning January 1, 2027 using a prospective approach. Although we are evaluating the impact of adopting ASU 2025-09 on our results of operations, cash flows, and financial position, we do not expect a material effect upon adoption.
(2) REVENUE
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2025	2024	2023
Truckload Transportation Services	$2,051,944	$2,138,293	$2,310,810
Werner Logistics	856,863	831,337	910,433
Inter-segment eliminations	(9,297)	(14,429)	(17,690)
Transportation services	2,899,510	2,955,201	3,203,553
Other revenues	74,886	75,057	79,946
Total revenues	$2,974,396	$3,030,258	$3,283,499
The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$2,839,773	$2,854,184	$3,089,205
Mexico	120,380	147,761	159,170
Canada	14,243	28,313	35,124
Total revenues	$2,974,396	$3,030,258	$3,283,499
Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.
Transportation Services
We generate nearly all of our revenues by transporting truckload freight shipments for our customers. Transportation services are carried out by our Truckload Transportation Services (“TTS”) segment and our Werner Logistics segment. The TTS segment utilizes company-owned and independent contractor trucks to deliver shipments, while our Werner Logistics segment uses third-party capacity providers.
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
Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenues in 2025, 2024 and 2023. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenues to recognize.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At December 31, 2025 and 2024, the accounts receivable, trade, net, balance was $394.9 million and $391.7 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At December 31, 2025 and 2024, the balance of contract assets was $5.3 million and $6.3 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At December 31, 2025 and 2024, the balance of contract liabilities was $1.1 million and $1.4 million, respectively. The amount of revenues recognized in 2025 that was included in the December 31, 2024 contract liability balance was $1.4 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During 2025, 2024, and 2023, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(3) ASSETS HELD FOR SALE
Assets held for sale consist of tractor and trailers removed from service and held for sale. These assets held for sale are recorded at the lower of carrying amount or fair value less cost to sell, and are expected to be sold within the next 12 months. The entire $32.6 million recorded in assets held for sale at December 31, 2025 is comprised of revenue equipment. Net gains or losses on disposals, including disposals of property and equipment classified as assets held for sale, are recorded in restructuring and impairment on the consolidated statements of income. During 2025, we incurred impairment losses of $14.4 million related to certain tractors and trailers as a result of a restructuring of our One-Way Truckload operating segment. During 2024 and 2023, the Company did not recognize impairment losses related to assets held for sale.

(4) GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill by segment (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2025 and 2024	$46,056	$83,048	$129,104
The following table presents acquired intangible assets (in thousands):

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships (1)	$60,000	$(20,939)	$39,061	$80,200	$(22,009)	$58,191
Trade names (1)	7,600	(2,058)	5,542	24,600	(6,384)	18,216
Total intangible assets	$67,600	$(22,997)	$44,603	$104,800	$(28,393)	$76,407
(1) During 2025, as a result of a restructuring of our One-Way Truckload operating segment, we recorded net impairment charges of $11.1 million and $10.6 million related to certain customer relationships and trade names, respectively. These charges were recorded in restructuring and impairment on the consolidated statements of income. See Note 13 – Restructuring and Impairment Costs for further information regarding these impairment charges.
Amortization expense on intangible assets was $10.1 million, $10.1 million, and $10.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is reported in depreciation and amortization on the consolidated statements of income.
As of December 31, 2025, we estimate future amortization expense for intangible assets by year is as follows (in thousands):

2026	$6,633
2027	6,633
2028	6,633
2029	6,633
2030	6,633
Thereafter (to 2034)	11,438
Total	$44,603
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

The following table presents balance sheet and other operating lease information (dollars in thousands):

	December 31,
	2025	2024
Right-of-use assets (recorded in other non-current assets)	$39,703	$49,599
Current lease liabilities (recorded in other current liabilities)	$15,451	$15,352
Long-term lease liabilities (recorded in other long-term liabilities)	26,470	36,406
Total operating lease liabilities	$41,921	$51,758
Weighted-average remaining lease term for operating leases	4.47 years	4.75 years
Weighted-average discount rate for operating leases	5.0%	5.0%
The following table presents the maturities of operating lease liabilities as of December 31, 2025 (in thousands):

2026	$17,069
2027	9,689
2028	7,846
2029	4,800
2030	1,994
Thereafter	4,684
Total undiscounted operating lease payments	$46,082
Less: Imputed interest	(4,161)
Present value of operating lease liabilities	$41,921
Cash Flows
During the years ended December 31, 2025, 2024, and 2023, right-of-use assets of $6.1 million, $26.1 million, and $4.7 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $17.8 million, $12.1 million, and $11.1 million during the years ended December 31, 2025, 2024, and 2023, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $27.6 million, $19.3 million, and $22.5 million during the years ended December 31, 2025, 2024, and 2023, respectively. This expense included $17.9 million, $12.5 million, and $11.5 million for long-term operating leases for the years ended December 31, 2025, 2024, and 2023, respectively, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers (revenue equipment) under operating leases with initial terms of 1 year to 10 years. At times, we also lease or sublease real estate to third parties. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues for the years ended December 31, 2025, 2024, and 2023 were $11.9 million, $9.6 million, and $10.9 million, respectively. The following table presents information about the maturities of these operating leases as of December 31, 2025 (in thousands):

2026	$8,302
2027	403
2028	—
2029	—
2030	—
Thereafter	—
Total	$8,705
The owned assets underlying our leases as lessor primarily consist of revenue equipment. As of December 31, 2025 and 2024, the gross carrying value of such revenue equipment underlying these leases was $72.5 million and $61.8 million, respectively, and accumulated depreciation was $32.0 million and $26.7 million, respectively. Depreciation expense for these assets was $8.6 million, $7.4 million, and $8.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value
	Level in Fair	December 31,
	Value Hierarchy	2025	2024
Assets:
Other non-current assets:
Pay-fixed interest rate swaps (1)	2	$—	$1,162
Equity securities (2)	2	73	141
Total other non-current assets		$73	$1,303
Liabilities:
Other current liabilities:
Pay-fixed interest rate swaps (1)	2	$465	$134
Other long-term liabilities:
Pay-fixed interest rate swaps (1)	2	3,361	2,420
Contingent consideration associated with acquisition	3	—	9,315
Total other long-term liabilities		3,361	11,735
Total liabilities at fair value		$3,826	$11,869
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

The following table presents changes in the fair value of our contingent earnout liability for the years ended December 31, 2025 and 2024 (in thousands):

Balance as of December 31, 2023	$8,896
Change in fair value	419
Balance as of December 31, 2024	9,315
Payment for contingent consideration (1)	(1,500)
Change in fair value (2)	(7,815)
Balance as of December 31, 2025	$—
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
(7) INVESTMENTS
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative, and are recorded in other noncurrent assets on the consolidated balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of December 31, 2025 and 2024, the value of our investment in MLSI was $109.9 million and $103.9 million, respectively, and the value of our other equity investments without readily determinable fair values was $400 thousand and $358 thousand, respectively.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Investment in equity securities	$6,042	$6,042	$3,066
Upward adjustments (1)	$—	$8,099	$—
(1) During 2024, investments by third parties resulted in the remeasurement of our investment in MLSI. Our updated investment value was based upon the prices paid by third parties.
As of December 31, 2025, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $64.9 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated balance sheets. As of December 31, 2025 and 2024, the value of this investment was $0.1 million. For additional information regarding the fair value of this equity investment, see Note 6 – Fair Value.
The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Loss on investments in equity securities	$68	$169	$278
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in the Autotech Fund pursuant to a limited partnership agreement. The Autotech Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323. As a limited partner, we make periodic capital contributions toward this total commitment amount. As of December 31, 2025 and 2024, the value of our investment in the Autotech Fund was $11.7 million and $6.7 million, respectively, and is recorded in other noncurrent assets on the consolidated balance sheets. The carrying amount of the Autotech Fund as of December 31, 2025 was updated using operating results through September 30, 2025, as this is the most recent information available to us at this time.
The following table summarizes the activity related to our equity method investment during the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Capital contributions	$4,360	$3,820	$3,385
Loss (earnings) from equity method investment	$(656)	$(556)	$1,046
As of December 31, 2025, our cumulative capital contributions in the Autotech Fund were $11.6 million.
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
Availability of such funds under the 2022 Credit Agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of December 31, 2025, we were in compliance with these covenants.
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

On March 27, 2025, the Company and Werner Receivables Company, LLC (“WRC”), a newly-formed wholly-owned subsidiary of the Company, entered into a Loan Security Agreement (“LSA”) with various lenders. The LSA is scheduled to terminate on March 27, 2028, unless extended by the parties and is subject to earlier termination as provided in the LSA. The LSA is a secured borrowing that is collateralized by eligible receivables, for which the Company is the servicing agent. WRC is a bankruptcy remote, special purpose entity and the borrower under the LSA. The Company has contributed and from time to time sells a designated pool of eligible accounts receivables to WRC which, in turn, may borrow funds under the LSA on a revolving basis. The collateral is available to satisfy the claims related to the lenders’ interests in the receivables and unavailable to satisfy claims of the Company and its subsidiaries. The LSA does not qualify for sale treatment. Accordingly, the Company’s eligible receivables remain on our consolidated balance sheets in accounts receivable, trade, less allowance.
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
The LSA is subject various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type, including a minimum borrower’s net worth covenant. As of December 31, 2025, we were in compliance with these covenants.
The following table presents total debt (in thousands):

	December 31,
	2025	2024
Current portion of long-term debt
2022 Credit Agreement	$—	$20,000
Long-term debt, net of current portion
2022 Credit Agreement (1)	427,000	630,000
LSA (weighted average interest rate of 4.77% at December 31, 2025)	325,000	N/A
Total long-term debt, net of current portion	752,000	630,000
Total debt	$752,000	$650,000
(1) As of December 31, 2025, our outstanding revolving credit loan balance under the 2022 Credit Agreement, consisted of:
•$52.0 million at a weighted average variable interest rate of 5.56%;
•$90.0 million which is effectively fixed at 6.24% with interest rate swap agreements through July 2026;
•$75.0 million which is effectively fixed at 6.36% with an interest rate swap agreement through April 2027;
•$75.0 million which is effectively fixed at 6.21% with an interest rate swap agreement through May 2027;
•$75.0 million which is effectively fixed at 5.26% with an interest rate swap agreement through August 2028; and
•$60.0 million which is effectively fixed at 5.27% with interest rate swap agreements through July 2028.

Our total available borrowing capacity was $642.1 million as of December 31, 2025, consisting of $642.1 million under the 2022 Credit Agreement after considering $5.9 million in stand-by letters of credit under which we are obligated. As of December 31, 2025, no borrowing capacity was available under the LSA.
Availability under the LSA is calculated as follows (in thousands):

	December 31,
	2025	2024
Borrowing base, based on eligible receivables	$325,000	N/A
Less: outstanding borrowings	(325,000)	N/A
Availability under LSA	$—	N/A

For additional information regarding the fair value of our debt and interest rate swaps, see Note 6 – Fair Value. For information regarding debt activity subsequent to December 31, 2025, see Note 15 – Subsequent Events.
At December 31, 2025, the aggregate maturities of future debt principal payments are as follows (in thousands):

2026	$—
2027	427,000
2028	325,000
Total	$752,000
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

	December 31,
	2025	2024
Independent contractor notes receivable	$6,869	$5,812
MLSI subordinated promissory note	25,000	25,000
Other notes receivable	7,725	7,559
Notes receivable	39,594	38,371
Less current portion	3,614	2,548
Notes receivable – non-current	$35,980	$35,823
We also provide financing to some individuals who attended our driver training schools. The student notes receivable is included in other receivables and other non-current assets in the consolidated balance sheets. The following table presents our student notes receivable (in thousands):

	December 31,
	2025	2024
Student notes receivable	$71,475	$68,546
Allowance for doubtful student notes receivable	(19,371)	(21,662)
Total student notes receivable, net of allowance	52,104	46,884
Less current portion, net of allowance	8,440	13,206
Student notes receivable – non-current	$43,664	$33,678

(10) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$1,993	$53,521	$17,624
State	1,120	3,496	7,661
Foreign	1,801	2,095	2,053
	4,914	59,112	27,338
Deferred:
Federal	(3,382)	(50,489)	4,807
State	(2,260)	(3,106)	(1,866)
Foreign	2,937	3,395	5,212
	(2,705)	(50,200)	8,153
Total income tax expense	$2,209	$8,912	$35,491
The following table presents the updated requirements of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the year ended December 31, 2025, which requires additional information about cash paid for income taxes disaggregated by jurisdiction (in thousands):

Year Ended December 31, 2025
Federal	$35,004
State	3,547
Foreign	35
Total cash paid for income taxes	$38,586
Cash paid for income taxes in prior periods is presented as a supplemental disclosure in the consolidated statements of cash flows.

The following table presents the updated requirements of ASU 2023-09 for the year ended December 31, 2025, reconciling the federal statutory income tax rate with our effective income tax rate (in thousands):

	Year Ended December 31, 2025
Tax at statutory rate	$(4,366)	21.00%
State income taxes, net of federal (national) income tax effect (1)	(1,006)	4.84%
Foreign tax effects
Mexico
Statutory tax rate difference between Mexico and United States	756	(3.63)%
Other	988	(4.75)%
Other countries	37	(0.18)%
Effect of cross-border tax laws	45	(0.21)%
Tax credits
Foreign tax credit	(1,779)	8.56%
Work opportunity tax credit	(1,600)	7.69%
Research and development tax credit	(360)	1.73%
Other credits	(54)	0.26%
Nontaxable or nondeductible items
Equity earnings	1,790	(8.61)%
Stock compensation	476	(2.29)%
Nondeductible compensation	804	(3.87)%
Meals and entertainment	931	(4.48)%
Other non taxable or nondeductible items	206	(0.99)%
Changes in unrecognized benefits	432	(2.08)%
Other adjustments
Change in deferred tax assets/liabilities	4,909	(23.62)%
Effective tax rate	$2,209	(10.63)%
(1) During the year ended December 31, 2025, state taxes in Texas, Louisiana, Oklahoma, Alabama, and Missouri made up the majority (greater than 50%) of the tax effect in this category.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following table reconciles the federal statutory income tax with our effective income tax (in thousands):

	Years Ended December 31,
	2024	2023
Tax at statutory rate	$8,921	$31,034
State income taxes, net of federal tax benefits	308	4,578
Other, net	(317)	(121)
Total income tax expense	$8,912	$35,491

The following table presents our deferred income tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Insurance and claims accruals	$51,503	$57,666
Compensation-related accruals	10,702	10,146
Allowance for uncollectible accounts	2,158	1,918
Foreign tax credit carryforward	5,015	2,770
Operating lease liabilities	10,555	12,484
State net operating losses	4,910	446
Valuation allowance (State net operating losses)	(1,440)	—
Other	1,707	373
Gross deferred income tax assets	85,110	85,803
Deferred income tax liabilities:
Property and equipment	304,766	305,089
Investments in equity securities	14,833	14,109
Prepaid expenses	7,449	6,391
Operating lease right-of-use assets	10,066	12,028
Investment in partnership	8,092	14,805
Other	6,113	2,897
Gross deferred income tax liabilities	351,319	355,319
Net deferred income tax liability	$266,209	$269,516
Deferred income tax assets are more likely than not to be realized as a result of the reversal of deferred income tax liabilities. As of December 31, 2025, we had $5.0 million of foreign tax credit carryforwards subject to expiration of $0.7 million in 2033, $2.0 million in 2034, and $2.3 million in 2035. We also had $4.9 million of state net operating loss carryforwards subject to expiration from 2035 to 2045.
We recognized a $2.7 million increase, a $14 thousand decrease, and a $0.2 million decrease in the net liability for unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023, respectively. We recognized net interest expense of $0.6 million, $0.1 million, and $0.1 million during 2025, 2024, and 2023, respectively. If recognized, $3.7 million, $1.5 million, and $1.7 million of unrecognized tax benefits as of December 31, 2025, 2024 and 2023, respectively, would impact our effective tax rate. Interest of $1.3 million, $0.7 million, and $0.5 million has been reflected as a component of the total liability as of December 31, 2025 and 2024 and 2023, respectively. The reconciliations of beginning and ending gross balances of unrecognized tax benefits are shown below (in thousands):

	December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning balance	$2,235	$2,245	$2,495
Gross increases – tax positions in prior period	2,973	179	161
Gross increases – current period tax positions	—	80	120
Reductions due to lapsed statute of limitations	(283)	(269)	(531)
Unrecognized tax benefits, ending balance	$4,925	$2,235	$2,245
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2022 and forward are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(11) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Compensation Plan
The Werner Enterprises, Inc. 2023 Long-term Incentive Plan (the “Equity Plan”), approved by the Company’s shareholders in 2023, provides for grants to employees, non-employee directors, and consultants of the Company in the form of stock options, restricted awards, unrestricted stock awards, performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock options, unrestricted stock, and stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 4,000,000 shares. As of December 31, 2025, there were 3,367,697 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the consolidated statements of income. As of December 31, 2025, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $12.1 million and is expected to be recognized over a weighted average period of 2.0 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2025	2024	2023
Restricted awards:
Pre-tax compensation expense	$8,937	$9,212	$10,229
Tax benefit	2,324	2,349	2,634
Restricted stock expense, net of tax	$6,613	$6,863	$7,595
Performance awards:
Pre-tax compensation expense (benefit)	$1,757	$(348)	$1,723
Tax benefit (expense)	457	(89)	444
Performance award expense (benefit), net of tax	$1,300	$(259)	$1,279
We do not have a formal policy for issuing shares upon vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2026.
Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2025:

	Number of Restricted Awards (in thousands)	Weighted- Average Grant Date Fair Value ($)
Nonvested at beginning of period	521	$41.25
Granted	246	31.57
Vested	(206)	42.02
Forfeited	(34)	39.20
Nonvested at end of period	527	36.58
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

The weighted-average grant date fair value of restricted awards granted during the years ended December 31, 2025, 2024, and 2023 was $31.57, $39.70, and $44.17, respectively. The total fair value of previously granted restricted awards vested during the years ended December 31, 2025, 2024, and 2023 was $6.3 million, $8.2 million, and $10.4 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, 36 months after the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2025:

	Number of Performance Awards (in thousands)	Weighted- Average Grant Date Fair Value ($)
Nonvested at beginning of period	188	$42.24
Granted	132	32.83
Vested	(4)	42.39
Forfeited	—	—
Nonvested at end of period	316	38.35
The 2025 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to year-over-year diluted earnings per share for the three-year period from January 1, 2025 to December 31, 2027. Shares earned based on year-over-year diluted earnings per share may increase or decrease by 25% based on the Company’s total shareholder return during the three-year period ended December 31, 2027, relative to the total shareholder return of a peer group of companies for the same period. The 2024 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2024 to December 31, 2025. Shares earned based on cumulative diluted earnings per share may increase or decrease by 25% based on the Company’s total shareholder return during the three-year period ended December 31, 2026, relative to the total shareholder return of a peer group of companies for the same period. The 2025 and 2024 performance awards will vest in one installment on the third anniversary from the respective grant dates. In February 2026, the Compensation Committee determined the 2023 fiscal year performance objectives were below threshold, thus resulting in no payout. The unearned shares are included in the forfeited shares in the activity table above.
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
The weighted-average grant date fair value of performance awards granted during the years ended December 31, 2025, 2024, and 2023 was $32.83, $40.05, and $45.07, respectively. The vesting date fair value of performance awards that vested during the years ended December 31, 2025, 2024, or 2023 was $0.2 million, $4.6 million and $5.9 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
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

Our contributions for the Purchase Plan were as follows (in thousands):

2025	$324
2024	358
2023	349
401(k) Retirement Savings Plan
We have an Employees’ 401(k) Retirement Savings Plan (the “401(k) Plan”). Associates are eligible to participate in the 401(k) Plan if they have been continuously employed with us or one of our subsidiaries for six months or more. We may match a portion of each associate’s 401(k) Plan elective deferrals, but we are not required to. There was no match on associate’s 401(k) Plan elective deferrals during 2025. Salaries, wages and benefits expense in the accompanying consolidated statements of income includes our 401(k) Plan contributions and administrative expenses, which were as follows (in thousands):

2025	$—
2024	6,407
2023	6,351
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan, which was frozen for new elections as of December 31, 2024 (the “Former Excess Plan”), and the Non-Qualified Deferred Compensation Plan, effective January 1, 2025 (the “New Excess Plan”) are our nonqualified deferred compensation plans for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the New Excess Plan, participants may elect to defer compensation on a pre-tax basis and participants under the Former Excess Plan also had that ability prior to the date such Former Excess Plan was frozen. At December 31, 2025, there were 52 participants in the New Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit-sharing credits to participants’ New Excess Plan accounts as we so determine each year. Under both plans, each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from either plan. The accumulated benefit obligation is included in other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the consolidated balance sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2025	2024
Accumulated benefit obligation	$17,796	$15,797
Aggregate market value	15,146	12,552
(12) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $24.9 million at December 31, 2025.
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
Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident was $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeded the 2018 jury verdict amount. As a result of the June 27, 2025 decision, the Company reversed a $45.7 million liability (including interest) through insurance and claims expense on the statements of income in June 2025. In June 2025, the Company also reversed a $79.2 million receivable from its third-party insurance providers from other non-current assets and a corresponding liability of the same amount from the long-term portion of insurance and claims accruals on the consolidated balance sheets, as the Company was the primary obligor of the 2018 verdict under the terms of the Company’s insurance policies.
In October 2025, we reached an agreement with the plaintiffs in the consolidated class action lawsuits entitled Abarca et al. v. Werner that are pending in the United States District Court for the District of Nebraska, to settle these cases for a combined $18.0 million after more than a decade of litigation. The proceeding was instituted on June 4, 2014 in the Superior Court for Alameda County, California and was transferred to the United States District Court for the District of Nebraska on October 20, 2014. The cases, which were brought by a small group of drivers and later certified as a class action with tens of thousands of class members and covered the years from mid-2010 to late 2023, involved claims for failure to provide meal and rest breaks (and such meal and rest break claims were dismissed via summary judgment on June 1, 2021), alleged unpaid wages, unauthorized deductions, and other items. The settlement is subject to court approval. As a result of the agreement, the $18.0 million settlement was recorded as a liability in other current liabilities on the consolidated balance sheet as of December 31, 2025, and as an expense in salaries, wages and benefits on the consolidated statements of income for the year ended December 31, 2025.
(13) RESTRUCTURING AND IMPAIRMENT COSTS
In the fourth quarter of 2025, we recognized expense of $44.2 million in restructuring and impairment on the consolidated statements of income. During the fourth quarter 2025, we began to incur costs in connection with the strategic restructuring of our One-Way Truckload business to enhance long-term profitability and fleet utilization by maximizing production and mitigating unprofitable freight. Key steps in this initiative included exiting selective unprofitable regional and short-haul truckload freight, further integrating our one-way acquisition operations, and a further shift in the One-Way Truckload fleet composition toward more specialized, expedited (“Expedited”), and team capacity. This repositioning is focused on eliminating underperforming business. The restructuring reflects the necessary steps to rationalize our assets and business model for future margin expansion. These costs, collectively referred to as “restructuring and impairment costs”, are comprised of $21.7 million of impairment on trademark and customer relationship intangible assets, $14.4 million of impairment on revenue equipment, $6.6 million of other revenue equipment costs, and $1.5 million relating to the removal of prepaid expenses, inventory, and other current assets. These costs are recorded in our One-Way Truckload operating segment within our TTS reportable segment. There may be changes in previously recorded estimates as assets are sold, payments are made, and further restructuring actions are completed. All restructuring and impairment activities are expected to be completed by the end of 2026. The following table summarizes our restructuring and impairment activity during 2025, which is included in other current liabilities on the consolidated balance sheets (in thousands).

	Intangible Asset Impairment	Revenue Equipment Impairment	Other Revenue Equipment Costs	Current Assets	Total
Balance at December 31, 2024	$—	$—	$—	$—	$—
Restructuring and impairment provision	21,735	14,360	6,643	1,487	44,225
Charges against provision	(21,735)	(14,360)	—	(1,487)	(37,582)
Balance at December 31, 2025	$—	$—	$6,643	$—	$6,643
(14) SEGMENT INFORMATION
We have two reportable segments – TTS and Werner Logistics.
The TTS reportable segment consists of two operating segments, Dedicated and One-Way Truckload. These operating segments are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the Expedited fleet provides time-sensitive truckload services utilizing driver teams;

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
The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Inter-segment transactions between reporting segments have been recorded at amounts approximating market and are eliminated in consolidation.
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

The following tables summarize our segment information (in thousands):

	Year Ended December 31, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$2,042,647	$856,863	$2,899,510
Inter-segment revenues	9,297	—	9,297
Reportable segment revenues	2,051,944	856,863	2,908,807
Reconciliation of revenues:
Other revenues (1)			74,886
Elimination of inter-segment revenues			(9,297)
Consolidated revenues			$2,974,396
Less operating expenses: (2)
Salaries, wages and benefits (3)	901,277	70,845	972,122
Fuel	245,228	1,377	246,605
Supplies and maintenance	214,101	11,881	225,982
Taxes and licenses	88,846	901	89,747
Insurance and claims (4)	112,271	3,005	115,276
Depreciation and amortization	262,074	15,805	277,879
Rent and purchased transportation	158,746	742,934	901,680
Communications and utilities	13,485	1,120	14,605
Gains on sales of property and equipment	(17,058)	(1,254)	(18,312)
Other segment items (5)	56,548	3,573	60,121
Reportable segment operating expenses	2,035,518	850,187	2,885,705
Reportable segment operating income	$16,426	$6,676	$23,102
Reconciliation of operating income:
Other operating loss (1)			(11,445)
Consolidated operating income			$11,657

	Year Ended December 31, 2024
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$2,123,864	$831,337	$2,955,201
Inter-segment revenues	14,429	—	14,429
Reportable segment revenues	2,138,293	831,337	2,969,630
Reconciliation of revenues:
Other revenues (1)			75,057
Elimination of inter-segment revenues			(14,429)
Consolidated revenues			$3,030,258
Less operating expenses: (2)
Salaries, wages and benefits	922,921	81,565	1,004,486
Fuel	272,570	1,575	274,145
Supplies and maintenance	211,847	9,602	221,449
Taxes and licenses	95,541	983	96,524
Insurance and claims	141,654	3,438	145,092
Depreciation and amortization	261,170	15,176	276,346
Rent and purchased transportation	139,848	714,385	854,233
Communications and utilities	13,884	1,983	15,867
Gains on sales of property and equipment	(10,993)	(1,090)	(12,083)
Other segment items (5)	14,685	4,601	19,286
Reportable segment operating expenses	2,063,127	832,218	2,895,345
Reportable segment operating income (loss)	$75,166	$(881)	$74,285
Reconciliation of operating income:
Other operating loss (1)			(8,137)
Consolidated operating income			$66,148

	Year Ended December 31, 2023
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$2,293,120	$910,433	$3,203,553
Inter-segment revenues	17,690	—	17,690
Reportable segment revenues	2,310,810	910,433	3,221,243
Reconciliation of revenues:
Other revenues (1)			79,946
Elimination of inter-segment revenues			(17,690)
Consolidated revenues			$3,283,499
Less operating expenses: (2)
Salaries, wages and benefits	951,712	89,401	1,041,113
Fuel	341,126	2,336	343,462
Supplies and maintenance	224,988	7,933	232,921
Taxes and licenses	101,149	1,099	102,248
Insurance and claims	134,319	3,895	138,214
Depreciation and amortization	271,245	15,395	286,640
Rent and purchased transportation	130,076	768,793	898,869
Communications and utilities	13,908	3,636	17,544
Gains on sales of property and equipment	(45,453)	(1,497)	(46,950)
Other segment items (5)	18,410	3,563	21,973
Reportable segment operating expenses	2,141,480	894,554	3,036,034
Reportable segment operating income	$169,330	$15,879	$185,209
Reconciliation of operating income:
Other operating loss (1)			(8,793)
Consolidated operating income			$176,416
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
(3) During 2025, salaries, wages and benefits for the TTS segment included costs of $18.0 million related to the consolidated class action lawsuits entitled Abarca et al. v. Werner. For additional information regarding legal proceedings, see Note 12 – Commitments and Contingencies. During 2025, salaries, wages and benefits for the TTS and Werner Logistics segments included severance costs of $0.9 million and $0.4 million, respectively, related to cost saving initiatives.
(4) During 2025, insurance and claims expense for the TTS segment was offset by a $45.7 million liability reversal as a result of a favorable decision related to a lawsuit arising from a December 2014 accident. For additional information regarding legal proceedings, see Note 12 – Commitments and Contingencies.
(5) Other segment items for each reportable segment primarily includes costs for professional services. During 2025 and 2023, other segment items for the TTS and Logistics segments, respectively, were partially offset by net favorable changes of $7.8 million and $2.7 million, respectively, to the contingent earnout liabilities related to the Baylor Trucking, Inc. and ReedTMS acquisitions, respectively. During 2025, the TTS segment incurred legal fees of $3.4 million related to the Abarca et al. v. Werner litigation discussed above and $44.2 million of restructuring and impairment costs, see Note 13 – Restructuring and Impairment Costs.

Information about the geographic areas in which we conduct business is summarized below (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	Years Ended December 31,
	2025	2024	2023
Revenues
United States	$2,839,773	$2,854,184	$3,089,205
Foreign countries
Mexico	120,380	147,761	159,170
Canada	14,243	28,313	35,124
Total foreign countries	134,623	176,074	194,294
Total	$2,974,396	$3,030,258	$3,283,499
Long-lived Assets
United States	$1,770,263	$1,912,997	$1,948,039
Foreign countries
Mexico	20,181	21,165	24,818
Canada	60	74	99
Total foreign countries	20,241	21,239	24,917
Total	$1,790,504	$1,934,236	$1,972,956
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. Our largest customer, Dollar General, accounted for 11%, 11%, and 10% of our total revenues in 2025, 2024, and 2023, respectively. Revenues generated by Dollar General are reported in both of our reportable operating segments.
(15) SUBSEQUENT EVENTS
On January 27, 2026, we acquired 100% of the equity interests of First Enterprises, Inc. ("FirstFleet") for $245 million, which includes a maximum $35 million earnout based on gross revenue net of fuel surcharge for the period April 1, 2026, through March 31, 2027. Under a separate agreement, we also acquired real estate properties from FirstFleet for $37.8 million. We funded these transactions using cash on hand and our existing revolving credit facility. We also assumed finance leases estimated at $57.0 million. As of January 31, 2026, the total aggregate borrowings outstanding under our revolver and accounts receivable securitization facility was $884.6 million. Including the estimated value of the finance leases assumed, our total debt increased by $189.6 million during the month of January 2026 primarily as a result of the acquisition. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $0.4 million for the three months ended December 31, 2025, which is included in other operating expenses on the consolidated statements of income.
FirstFleet, headquartered in Murfreesboro, Tennessee, is a dedicated truckload carrier. FirstFleet operates approximately 2,400 tractors and 11,000 trailers, with 37 strategically located properties near 130 customer sites around the country. This acquisition adds scale to our Dedicated operations.
The acquisition will be accounted for as a business combination using the acquisition method of accounting under GAAP. The results of operations for FirstFleet will be included in our consolidated financial statements, within our Dedicated operating segment, beginning January 27, 2026. Due to the recent timing of this transaction, the initial accounting for the acquisition is not complete. As a result, we are currently unable to provide purchase price allocation disclosures based on acquisition date fair values of assets acquired and liabilities assumed, as well as other related information. We plan to include these disclosures in our Quarterly Report on Form 10-Q for the three months ending March 31, 2026.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2025, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Opinion on Internal Control Over Financial Reporting
We have audited Werner Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Omaha, Nebraska
February 26, 2026

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2025, no information was required to be disclosed in a report on Form 8-K, but not reported.
Director and Officer Trading Arrangements
During fourth quarter 2025, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On February 24, 2026, Mr. James L. Johnson advised Werner Enterprises, Inc. (the “Company”) that he would be retiring as Chief Accounting Officer effective March 1, 2026. He will remain with the Company through the transition of his responsibilities to Mr. Alan G. Colson, Vice President and Controller for the Company who will assume the responsibilities of principal accounting officer effective March 1, 2026.
Mr. Colson, 43, has been employed by the Company since July 2013. From May 2024 until his February 2026 appointment as Vice President and Controller, Mr. Colson served as Associate Vice President of Accounting. Mr. Colson previously served as Senior Director of Accounting from September 2022 through May 2024, Director of Accounting from September 2021 through September 2022, and Senior Manager of Accounting from December 2019 through September 2021. Mr. Colson is a licensed and active Certified Public Accountant in the State of Nebraska.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2025, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	847,116 (1)	$0.00 (2)	3,367,697
(1)Includes 846,918 shares to be issued upon vesting of outstanding restricted stock awards.
(2)As of December 31, 2025, we do not have any outstanding stock options.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Omaha, NE, Auditor Firm ID:185.
The information required by this Item is incorporated herein by reference to our Proxy Statement.
PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules.
(1)      Financial Statements: See Part II, Item 8 hereof.
(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	66
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits: The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

4.1	Description of Common Stock	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1	Werner Enterprises, Inc. 2023 Long-Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2023

10.2	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.3	Non-Employee Director Compensation	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.4	Werner Enterprises, Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2025	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10.5	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc. restated	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 13, 2017

10.6	Named Executive Officer Compensation
Item 5.02 of the Company’s Current Report on Form 8-K dated February 10, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 23, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 23, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 9, 2024; Item 5.02 on the Company’s Current Report on Form 8-K dated February 13, 2025; Item 5.02 on the Company’s Current Report on Form 8-K dated February 12, 2026

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

10.13
First Amendment to Credit Agreement dated as of March 21, 2025 by and among Werner Enterprises, Inc., the Lenders party hereto and Wells Fargo Bank, National Association, in its capacities as the Administrative Agent, the Swingline Lender and an Issuing Lender
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025

Exhibit Number	Description	Incorporated by Reference to:
10.14
Loan and Security Agreement dated as of March 27, 2025 by and among Werner Receivables Company, LLC as Borrower, the Persons From Time to Time Party Hereto, as Lenders and as Group Agents, The Toronto-Dominion Bank as Administrative Agent, and Werner Enterprises, Inc. as Initial Servicer
Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2025

10.15
Second Amendment to Loan and Security Agreement, dated October 7, 2025 by and among Werner Receivables Company, LLC as Borrower, Werner Enterprises, Inc. as initial Servicer, Wells Fargo Bank, National Association as a Committed Lender and as a Group Agent, GTA Funding LLC as a Conduit Lender, and The Toronto-Dominion Bank as a Related Committed Lender, as a Group Agent and as Administrative Agent
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025

19	Werner Enterprises, Inc. Insider Trading Policy, effective as of February 14, 2025	Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

97	Werner Enterprises, Inc. Clawback Policy, effective as of December 1, 2023	Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

101
The following audited financial information from Werner Enterprises’ Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Balance Sheets as of December 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements as of December 31, 2025.

Exhibit Number	Description	Incorporated by Reference to:

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2026.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of February, 2026.

/s/ Scott C. Arves	/s/ M. Gayle Packer
Scott C. Arves	M. Gayle Packer
Director	Director

/s/ Diane K. Duren	/s/ Carmen A. Tapio
Diane K. Duren	Carmen A. Tapio
Director	Director

/s/ Michelle D. Greene	/s/ Alexi A. Wellman
Michelle D. Greene	Alexi A. Wellman
Director	Director

/s/ Jack A. Holmes	/s/ Christopher D. Wikoff
Jack A. Holmes	Christopher D. Wikoff
Director	Executive Vice President, Treasurer
and Chief Financial Officer (Principal Financial Officer)

/s/ Michelle D. Livingstone	/s/ James L. Johnson
Michelle D. Livingstone	James L. Johnson
Director	Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2025:
Allowance for doubtful accounts	$7,169	$540	$63	$7,646
Year ended December 31, 2024:
Allowance for doubtful accounts	$9,337	$(1,725)	$443	$7,169
Year ended December 31, 2023:
Allowance for doubtful accounts	$10,271	$516	$1,450	$9,337

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2025:
Allowance for doubtful student notes	$21,662	$24,617	$26,908	$19,371
Year ended December 31, 2024:
Allowance for doubtful student notes	$22,702	$22,490	$23,530	$21,662
Year ended December 31, 2023:
Allowance for doubtful student notes	$23,491	$22,318	$23,107	$22,702
See report of independent registered public accounting firm.