Form 10-Q
period 2026-03-31
WERNER ENTERPRISES INC
filed 2026-05-08
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, 59,950,115 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three Months Ended March 31, 2026 and 2025	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2026 and 2025	5
	Consolidated Condensed Balance Sheets as of March 31, 2026 and December 31, 2025	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three Months Ended March 31, 2026 and 2025	8
	Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2026	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

PART I
FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Operating revenues	$808,610	$712,114
Operating expenses:
Salaries, wages and benefits	279,661	243,225
Fuel	82,445	63,092
Supplies and maintenance	67,805	60,040
Taxes and licenses	22,828	22,344
Insurance and claims	41,928	43,777
Depreciation and amortization	76,197	70,049
Rent and purchased transportation	221,104	206,142
Communications and utilities	4,591	4,357
Other	8,056	4,920
Total operating expenses	804,615	717,946
Operating income (loss)	3,995	(5,832)
Other expense (income):
Interest expense	11,650	9,537
Interest income	(1,503)	(1,492)
Loss (gain) on investments in equity securities	(26)	2
Earnings from equity method investment	(86)	(123)
Other	(98)	(368)
Total other expense, net	9,937	7,556
Loss before income taxes	(5,942)	(13,388)
Income tax benefit	(1,481)	(3,167)
Net loss	(4,461)	(10,221)
Net loss attributable to noncontrolling interest	199	123
Net loss attributable to Werner	$(4,262)	$(10,098)
Loss per share:
Basic	$(0.07)	$(0.16)
Diluted	$(0.07)	$(0.16)
Weighted-average common shares outstanding:
Basic	59,910	61,890
Diluted	59,910	61,890
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss	$(4,461)	$(10,221)
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(62)
Change in fair value of interest rate swaps, net of tax	1,692	(1,434)
Other comprehensive income (loss)	1,732	(1,496)
Comprehensive loss	(2,729)	(11,717)
Comprehensive loss attributable to noncontrolling interest	199	123
Comprehensive loss attributable to Werner	$(2,530)	$(11,594)
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,544	$59,922
Accounts receivable, trade, less allowance of $8,370 and $7,646, respectively	485,479	394,933
Other receivables	15,434	20,398
Inventories and supplies	14,404	12,104
Prepaid expenses	57,213	57,184
Assets held for sale	23,226	32,643
Other current assets	45,616	35,665
Total current assets	702,916	612,849
Property and equipment, at cost	3,040,309	2,901,984
Less – accumulated depreciation	1,140,064	1,111,480
Property and equipment, net	1,900,245	1,790,504
Finance lease right-of-use assets, net	53,913	—
Goodwill	138,576	129,104
Intangible assets, net	65,168	44,603
Operating lease right-of-use assets, net	108,212	39,703
Other non-current assets	287,166	271,911
Total assets	$3,256,196	$2,888,674
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,517	$95,084
Current portion of long-term debt	8,600	—
Insurance and claims accruals	114,769	99,827
Accrued payroll	63,709	51,442
Accrued expenses	18,156	16,199
Current maturities of finance lease liabilities	26,706	—
Current maturities of operating lease liabilities	48,832	15,451
Other current liabilities	63,653	36,781
Total current liabilities	481,942	314,784
Long-term debt, net of current portion	869,600	752,000
Finance lease liabilities, less current maturities	26,878	—
Operating lease liabilities, less current maturities	60,704	26,470
Other long-term liabilities	23,839	26,080
Insurance and claims accruals, net of current portion	136,816	112,126
Deferred income taxes	275,802	266,209
Total liabilities	1,875,581	1,497,669
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	27,914	28,113
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 59,950,115 and 59,869,405 shares outstanding, respectively	805	805
Paid-in capital	144,753	144,641
Retained earnings	1,891,918	1,904,572
Accumulated other comprehensive loss	(14,343)	(16,075)
Treasury stock, at cost; 20,583,421 and 20,664,131 shares, respectively	(670,432)	(671,051)
Total stockholders’ equity	1,352,701	1,362,892
Total liabilities, temporary equity and stockholders’ equity	$3,256,196	$2,888,674
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(4,461)	$(10,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,197	70,049
Deferred income taxes	(3,757)	(11,612)
Amortization of operating lease right-of-use assets	8,715	4,502
Gain on disposal of property and equipment	(3,780)	(2,843)
Non-cash equity compensation	2,840	2,444
Insurance and claims accruals, net of current portion	(1,180)	117
Loss (gain) on investments in equity securities	(26)	2
Earnings from equity method investment	(86)	(123)
Other	(5,298)	(15,570)
Changes in certain working capital items:
Accounts receivable, net	(13,296)	4,609
Other current assets	15,730	9,540
Accounts payable	29,704	(4,373)
Operating lease liabilities	(9,302)	(4,452)
Other current liabilities	(8,550)	(12,699)
Net cash provided by operating activities	83,450	29,370
Cash flows from investing activities:
Additions to property and equipment	(52,788)	(23,513)
Proceeds from sales of property and equipment, including assets held for sale	50,804	31,079
Net cash invested in acquisition	(184,755)	—
Investment in equity securities	(2,000)	(6,011)
Issuance of notes receivable	(7,744)	(441)
Collections of notes receivable	2,478	1,257
Net cash provided by (used in) investing activities	(194,005)	2,371
Cash flows from financing activities:
Repayments of short-term debt	(12,000)	(10,000)
Proceeds from issuance of short-term debt	177,000	10,000
Repayments of long-term debt	(42,800)	(260,000)
Proceeds from issuance of long-term debt	4,000	250,000
Principal installments on finance lease obligations	(3,610)	—
Dividends on common stock	(8,382)	(8,659)
Tax withholding related to net share settlements of restricted stock awards	(2,109)	(1,879)
Net cash provided by (used in) financing activities	112,099	(20,538)
Effect of exchange rate fluctuations on cash	78	(4)
Net increase in cash and cash equivalents	1,622	11,199
Cash and cash equivalents, beginning of period	59,922	40,752
Cash and cash equivalents, end of period	$61,544	$51,951
Supplemental disclosures of cash flow information:
Interest paid	$10,538	$14,422
Income taxes paid	1,893	21,057
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$973	$440
Change in fair value of interest rate swaps	1,692	(1,434)
Property and equipment acquired included in accounts payable	2,666	6,373
Dividends accrued but not yet paid at end of period	8,392	8,670
Contingent consideration associated with acquisition	30,000	—
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended March 31, 2026
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2025	$805	$144,641	$1,904,572	$(16,075)	$(671,051)	$1,362,892	$28,113
Net loss attributable to Werner	—	—	(4,262)	—	—	(4,262)	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(199)
Other comprehensive income	—	—	—	1,732	—	1,732	—
Dividends on common stock ($0.14 per share)	—	—	(8,392)	—	—	(8,392)	—
Common stock issued for stock-based compensation, including tax effects, 80,710 shares	—	(2,728)	—	—	619	(2,109)	—
Non-cash equity compensation expense	—	2,840	—	—	—	2,840	—
BALANCE, March 31, 2026	$805	$144,753	$1,891,918	$(14,343)	$(670,432)	$1,352,701	$27,914

	Three Months Ended March 31, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2024	$805	$137,889	$1,952,775	$(18,437)	$(617,100)	$1,455,932	$37,944
Net loss attributable to Werner	—	—	(10,098)	—	—	(10,098)	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(123)
Other comprehensive loss	—	—	—	(1,496)	—	(1,496)	—
Dividends on common stock ($0.14 per share)	—	—	(8,670)	—	—	(8,670)	—
Common stock issued for stock-based compensation, including tax effects, 74,363 shares	—	(2,466)	—	—	587	(1,879)	—
Non-cash equity compensation expense	—	2,444	—	—	—	2,444	—
BALANCE, March 31, 2025	$805	$137,867	$1,934,007	$(19,933)	$(616,513)	$1,436,233	$37,821
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
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. In the opinion of management, the information set forth on the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2025 Form 10-K.
New Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets under Topic 606 – Revenue from Contracts with Customers. On January 1, 2026, we adopted ASU 2025-05 using a prospective approach. We elected the practical expedient upon the adoption of ASU 2025-05, and adoption of the standard did not have a material impact to our results of operations, cash flows, and financial condition.
Recently Issued Accounting Pronouncements, Not Yet Effective
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
(2) BUSINESS ACQUISITION
On January 27, 2026, we acquired 100% of the equity interests in FirstEnterprises, Inc. (“FirstFleet”). Separately, under a real estate purchase agreement, we acquired 11 properties from FirstFleet. The purchase price in accordance with GAAP for this acquisition was $214.8 million, which is reflective of cash paid of $184.8 million as well as a contingent earnout valued at $30.0 million on the acquisition date. The contingent earnout is dependent on gross revenue net of fuel surcharge metrics for the period April 1, 2026 through March 31, 2027. The potential undiscounted future contingent earnout payment that we could be required to make is between $0 and $35.0 million. We funded these transactions using cash on hand and our existing revolving credit facility. The cash paid was reduced by the finance lease liabilities assumed in connection with the transaction.
Headquartered in Murfreesboro, Tennessee, FirstFleet brings added scale to Werner with approximately 2,400 tractors, 11,000 trailers and 37 strategically located properties near 130 customer sites around the country. The results of operations for FirstFleet are included in our consolidated financial statements beginning January 27, 2026. Revenues generated by FirstFleet are reported in our Dedicated operating segment within the Truckload Transportation Services (“TTS”) reportable segment. For the three months ended March 31, 2026, our consolidated operating results included FirstFleet revenues of $107.9 million and net income of $1.9 million. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $5.9 million for the three months ended March 31, 2026, which is included in other operating expenses on the consolidated statements of income.
Provisional Purchase Price Allocation
We accounted for the FirstFleet purchase using the acquisition method of accounting under GAAP. The purchase price has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The estimated fair values of the assets acquired and liabilities assumed are considered provisional for FirstFleet, pending the completion of acquired tangible assets valuations, the assessment of operating and finance leases right-of-use assets and related liabilities, independent valuation of acquired intangible assets, calculations of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed and the income taxes receivable, and the determination of insurance reserve liabilities. The determination of estimated fair values requires management to make significant estimates and assumptions. We believe that the information available provides a reasonable basis for estimating the values of assets acquired and liabilities assumed in the FirstFleet acquisition; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date, and such adjustments may impact future earnings. We expect to finalize the valuation of assets and liabilities for FirstFleet as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed in the FirstFleet acquisition will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill.

The following table summarizes the provisional purchase price allocation for FirstFleet as of March 31, 2026 (in thousands):

Provisional Purchase Price
Cash consideration paid	$177,387	(1)
Contingent consideration arrangement	30,000	(2)
Deferred cash payments	7,368	(3)
Total provisional purchase price (fair value of consideration)	214,755
Provisional Purchase Price Allocation
Accounts receivable, trade	77,250
Inventories and supplies	1,927
Prepaid expenses	8,007
Other current assets	3,130
Property and equipment	175,573
Finance lease right-of-use assets	57,195
Goodwill	9,472
Intangible assets	22,600
Operating lease right-of-use assets	74,230
Other non-current assets	873
Total assets acquired	430,257
Accounts payable	10,464
Insurance and claims accruals	16,028
Accrued payroll	16,035
Accrued expenses	2,721
Current maturities of operating lease liabilities	35,627
Current maturities of finance lease liabilities	26,900
Other current liabilities	50
Finance lease liabilities, less current maturities	30,296
Operating lease liabilities, less current maturities	38,602
Insurance and claims accruals, net of current portion	25,870
Deferred income taxes	12,909
Total liabilities assumed	215,502
Total provisional purchase price allocated	$214,755
(1) At closing, $11.9 million of the cash consideration was placed in escrow to secure certain indemnification obligations of the sellers and to cover post-closing adjustments.
(2) The estimated fair value of the FirstFleet contingent consideration arrangement was based upon probability-adjusted inputs for the acquired entity and is recorded in other current liabilities on the consolidated condensed balance sheet as of March 31, 2026. For additional information regarding the valuation of the contingent liability, see Note 7 – Fair Value.
(3) Deferred cash payments of $7.4 million were made during the three months ended March 31, 2026.
The following unaudited pro forma information combines the historical operations of the Company and FirstFleet giving effect to the FirstFleet acquisition, and related transactions as if consummated on January 1, 2025, the beginning of the comparable prior annual reporting period. The unaudited pro forma financial information is based on currently available information, is presented for informational purposes only, and is not indicative of future operations or results had the FirstFleet acquisition been completed as of January 1, 2025 or any other date.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating revenues	$858,382	$866,103
Net income (loss)	8,648	(13,585)
Earnings (loss) per share - basic	0.14	(0.22)
Earnings (loss) per share - diluted	0.14	(0.22)
The unaudited pro forma financial information includes certain adjustments such as recognition of assets acquired at estimated fair values and related depreciation and amortization, interest expense on acquisition financing, elimination of transaction costs incurred by the Company and FirstFleet that were directly related to the acquisition, and related income tax effects of these items. The adjustments do not reflect potential revenue enhancements, cost savings or operating synergies that we expect to realize after the acquisition.
Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill is reviewed for potential impairment on an annual basis or more frequently if indicators of a potential impairment exist. Goodwill associated with the acquisition was primarily attributable to acquiring and retaining the existing FirstFleet network and the anticipated synergies from combining the operations of the Company and FirstFleet. None of the goodwill associated with the acquisition is expected to be deductible for income tax purposes. All goodwill is assigned to our TTS segment.
We preliminarily allocated $22.6 million of the purchase price to finite-lived intangible assets, consisting of customer relationships. The estimated fair values of the intangible assets were determined, with the assistance of an independent third-party valuation firm, using the multi-period excess earnings method. This method is a form of the income approach, which requires a forecast of all the expected future cash flows.
The following table summarizes the acquired intangible assets and the respective weighted-average estimated amortization period:

	Estimated Fair Value (in thousands)	Weighted-Average Estimated Amortization Period (Years)
Customer relationships	$22,600	10
(3) REVENUE
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2026	2025
Truckload Transportation Services	$594,312	$501,875
Werner Logistics	195,836	195,558
Inter-segment eliminations	(107)	(4,063)
Transportation services	790,041	693,370
Other revenues	18,569	18,744
Total revenues	$808,610	$712,114

The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$777,334	$675,242
Mexico	28,834	33,612
Canada	2,442	3,260
Total revenues	$808,610	$712,114
Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2026 and December 31, 2025, the accounts receivable, trade, net, balance was $485.5 million and $394.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At March 31, 2026 and December 31, 2025, the balance of contract assets was $6.5 million and $5.3 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At March 31, 2026 and December 31, 2025, the balance of contract liabilities was $1.9 million and $1.1 million, respectively. The amount of revenues recognized in the three months ended March 31, 2026 that was included in the December 31, 2025 contract liability balance was $1.1 million. We have recognized contract liabilities within the accounts payable financial statement caption on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the three months ended March 31, 2026 and 2025, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(4) ASSETS HELD FOR SALE
Assets held for sale consist of tractor and trailers removed from service and held for sale. These assets held for sale are recorded at the lower of carrying amount or fair value less cost to sell, and are expected to be sold within the next 12 months. The entire $23.2 million and $32.6 million recorded in assets held for sale at March 31, 2026 and December 31, 2025, respectively, are comprised of revenue equipment. During the three months ended March 31, 2026 and 2025, the Company did not recognize impairment losses related to assets held for sale.
(5) GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill by segment for the three months ended March 31, 2026 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2025	$46,056	$83,048	$129,104
Goodwill recorded in acquisition of FirstFleet	9,472	—	9,472
Balance as of March 31, 2026	$55,528	$83,048	$138,576

The following table presents acquired intangible assets (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$82,600	$(22,815)	$59,785	$60,000	$(20,939)	$39,061
Trade names	7,600	(2,217)	5,383	7,600	(2,058)	5,542
Total intangible assets	$90,200	$(25,032)	$65,168	$67,600	$(22,997)	$44,603
Amortization expense on intangible assets was $2.0 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of March 31, 2026, we estimate future amortization expense for intangible assets will be $6.7 million for the remainder of 2026, and $8.9 million for each of the next four fiscal years and $8.7 million for the fifth succeeding fiscal year.
(6) LEASES
Lessee Disclosures
We lease real estate under operating leases and revenue equipment (tractors and trailers) under both operating and finance leases. The leases have terms which range from 2 years to 18 years, and some include options to renew. Renewal terms are included in the lease term when it is reasonably certain that we will exercise the option to renew.
Operating leases are included in operating lease right-of-use assets, net, current maturities of operating lease liabilities and operating lease liabilities, net of current portion on the consolidated condensed balance sheets. Finance leases are included in finance lease right-of-use assets, net, current maturities of finance lease liabilities and finance lease liabilities, less current maturities on the consolidated condensed balance sheets.
We assess whether an arrangement is a lease or contains a lease at inception. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date (or acquisition date, for leases assumed in a business combination), using our incremental borrowing rate because the rate implicit in each lease is not readily determinable. We have certain contracts for real estate that may contain lease and non-lease components which we have elected to treat as a single lease component. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense for operating leases, and any variable lease expense, is reported in rent and purchased transportation on the consolidated statements of income. We recognize the amortization of the right-of-use asset for our finance leases on a straight-line basis over the shorter of the lease term or the useful life of the right-of-use asset in depreciation and amortization expense on the consolidated statements of income. The interest expense related to finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement and is included within interest expense on the consolidated statements of income.
The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	3.1	4.8
Finance leases	2.1	N/A
Weighted-average discount rate
Operating leases	4.7%	5.0%
Finance leases	2.8%	N/A

The following table presents the maturities of operating and finance lease liabilities as of March 31, 2026 (in thousands):

	Operating Leases	Finance Leases
2026 (remaining)	$49,360	$27,023
2027	31,606	12,549
2028	17,925	7,478
2029	9,713	4,521
2030	3,005	5,099
Thereafter	5,958	—
Total undiscounted lease payments	$117,567	$56,670
Less: Imputed interest	(8,031)	(3,086)
Present value of lease liabilities	$109,536	$53,584
The following table presents supplemental disclosures for the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,302	$4,452
Operating cash flows for finance leases	263	N/A
Financing cash flows for finance leases	3,610	N/A

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$2,686	$1,193
Finance leases	—	N/A
The following table presents the classification of lease cost components (in thousands):

		Three Months Ended March 31,
	Financial Statement Classification	2026	2025
Operating lease cost	Rent and purchased transportation	$11,106	$4,503
Short-term lease cost	Rent and purchased transportation	3,405	2,112
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	1,618	N/A
Interest on lease liabilities	Interest Expense	263	N/A
Total lease cost		$16,392	$6,615
Lessor Disclosures
We are the lessor of tractors and trailers (revenue equipment) under operating leases with initial terms of 1 year to 10 years. At times, we also lease or sublease real estate to third parties. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.2 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively.
The following table presents information about the maturities of these operating leases as of March 31, 2026 (in thousands):

2026 (remaining)	$4,189
2027	4,158
2028	241
2029	—
2030	—
Thereafter	—
Total	$8,588

The owned assets underlying our leases as lessor primarily consist of revenue equipment. As of March 31, 2026 and December 31, 2025, the gross carrying value of such revenue equipment underlying these leases was $67.3 million and $72.5 million, respectively, and accumulated depreciation was $31.0 million and $32.0 million, respectively. Depreciation expense for these assets was $2.3 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.
(7) FAIR VALUE
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		March 31, 2026	December 31, 2025
Assets
Other non-current assets
Equity securities (1)	2	$99	$73
Liabilities
Other current liabilities
Pay-fixed interest rate swaps (2)	2	$232	$465
Contingent consideration associated with acquisition	3	30,000	—
Total other current liabilities		30,232	465
Other long-term liabilities:
Pay-fixed interest rate swaps (2)	2	1,460	3,361
Total liabilities at fair value		$31,692	$3,826
(1) Represents our investment in an autonomous technology company. For additional information regarding the valuation of this equity security, see Note 8 – Investments.
(2) Pay-fixed interest rate swaps are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. See Note 9 – Debt and Credit Facilities for further information on our interest rate swaps.

The following table presents changes in the fair value of our contingent earnout liability (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$—	$9,315
Contingent consideration associated with the acquisition of FirstFleet (1)	30,000	—
Change in fair value	—	106
Balance at end of period	$30,000	$9,421
(1) For additional information regarding our FirstFleet contingent consideration arrangement, see Note 2 – Business Acquisition.
The estimated fair values of our contingent consideration arrangements are based upon a Black-Scholes-Merton valuation model for each acquired entity. The fair value of the contingent consideration is a Level 3 measurement within the fair value hierarchy. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any change in the fair value of the contingent consideration subsequent to the acquisition date and prior to settlement will be recognized in other operating expenses on the consolidated statements of income.
We have ownership interests in investments, primarily Mastery Logistics Systems, Inc. (“MLSI”), which do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. Our ownership interest in Autotech Fund III, L.P. (the “Autotech Fund”) is accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For additional information regarding the valuation of these investments, see Note 8 – Investments.
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, accounts receivable trade, and accounts payable are short-term in nature and accordingly are carried at amounts that approximate fair value. The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangements and the variable interest rates.
(8) INVESTMENTS
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of March 31, 2026 and December 31, 2025, the value of our investment in MLSI was $109.9 million, and the value of our other equity investments without readily determinable fair values was $0.4 million. No gains or losses were recorded for the three months ended March 31, 2026 and 2025.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Investment in equity securities	$—	$6,011
As of March 31, 2026, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $64.9 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of March 31, 2026 and December 31, 2025, the value of this investment was $0.1 million. For additional information regarding the fair value of this equity investment, see Note 7 – Fair Value.

The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Loss (gain) on investments in equity securities	$(26)	$2
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in the Autotech Fund pursuant to a limited partnership agreement. The Autotech Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323. As a limited partner, we make periodic capital contributions toward this total commitment amount. As of March 31, 2026 and December 31, 2025, the value of our investment in the Autotech Fund was $11.8 million and $11.7 million, respectively, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Autotech Fund as of March 31, 2026 was updated using operating results through December 31, 2025, as this is the most recent information available to us at this time.
The following table summarizes the activity related to our equity method investment during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Earnings from equity method investment	$(86)	$(123)
As of March 31, 2026, our cumulative capital contributions in the Autotech Fund were $11.6 million.
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
Availability of such funds under the 2022 Credit Agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of March 31, 2026, we were in compliance with these covenants.
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
On March 27, 2025, the Company and Werner Receivables Company, LLC (“WRC”), a newly-formed wholly-owned subsidiary of the Company, entered into a Loan Security Agreement (“LSA”) with various lenders. The LSA is scheduled to terminate on September 21, 2027, 90 days prior to the 2022 Credit Agreement maturity date, unless extended by the parties and is subject to earlier termination as provided in the LSA. The LSA is a secured borrowing that is collateralized by eligible receivables, for which the Company is the servicing agent. WRC is a bankruptcy remote, special purpose entity and the borrower under the LSA. The Company has contributed and from time to time sells a designated pool of eligible accounts receivables to WRC which, in turn, may borrow funds under the LSA on a revolving basis. The collateral is available to satisfy the claims related to the lenders’ interests in the receivables and unavailable to satisfy claims of the Company and its subsidiaries. The LSA does not qualify for sale treatment. Accordingly, the Company’s eligible receivables remain on our condensed consolidated balance sheets in accounts receivable, trade, less allowance.
Subject to eligible receivables, the maximum amount of funding available to WRC is $325.0 million, which may increase to $350.0 million upon WRC’s request and acceptance by the lenders. Borrowings under the LSA bear interest at (i) a commercial paper rate or (ii) one-month Term SOFR, plus 0.10%. The LSA also requires us to pay nonrefundable drawn and undrawn fees on the average daily used and unused amounts of the commitment, respectively.
The LSA is subject various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type, including a minimum borrower’s net worth covenant. As of March 31, 2026, we were in compliance with these covenants.
The following table presents total debt under the 2022 Credit Agreement and the LSA (together, “the Credit Facilities”) (in thousands):

	March 31, 2026	December 31, 2025
Current portion of long-term debt
2022 Credit Agreement	$8,600	$—
Long-term debt, net of current portion
2022 Credit Agreement (1)	583,400	427,000
LSA (weighted average interest rate of 4.50% at March 31, 2026)	286,200	325,000
Total long-term debt, net of current portion	869,600	752,000
Total debt	$878,200	$752,000
(1) As of March 31, 2026, our outstanding revolving credit loan balance under the 2022 Credit Agreement consisted of:
•$217.0 million at a weighted average variable interest rate of 5.39%;
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
Our total available borrowing capacity was $451.1 million as of March 31, 2026, consisting of $450.9 million under the 2022 Credit Agreement after considering $32.1 million in stand-by letters of credit under which we are obligated, and $0.2 million under the LSA.
Availability under the LSA is calculated as follows (in thousands):

March 31, 2026
Borrowing base, based on eligible receivables	$286,371
Less: outstanding borrowings	(286,200)
Availability under LSA	$171
For information regarding the fair value of our debt and interest rate swaps, see Note 7 – Fair Value.
At March 31, 2026, the aggregate maturities of future debt principal payments under the Credit Facilities are as follows (in thousands):

2026 (remaining)	$8,600
2027	869,600
2028	—
2029	—
Total	$878,200

(10) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $18.1 million at March 31, 2026.
We are involved in certain claims and pending litigation, including the litigation described herein, arising in the ordinary course of business. The majority of these claims relate to bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight, as well as certain class action litigation related to personnel and employment matters. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold.
In October 2025, we reached an agreement with the plaintiffs in the consolidated class action lawsuits entitled Abarca et al. v. Werner that are pending in the United States District Court for the District of Nebraska, to settle these cases for a combined $18.0 million after more than a decade of litigation. The proceeding was instituted on June 4, 2014 in the Superior Court for Alameda County, California and was transferred to the United States District Court for the District of Nebraska on October 20, 2014. The cases, which were brought by a small group of drivers and later certified as a class action with tens of thousands of class members and covered the years from mid-2010 to late 2023, involved claims for failure to provide meal and rest breaks (and such meal and rest break claims were dismissed via summary judgment on June 1, 2021), alleged unpaid wages, unauthorized deductions, and other items. The Court entered preliminary approval February 5, 2026. The settlement is still subject to court final approval. A liability balance of $17.7 million and $18.0 million for this agreement is included in other current liabilities on the consolidated condensed balance sheets as of March 31, 2026 and December 31, 2025, respectively.
(11) RESTRUCTURING AND IMPAIRMENT COSTS
During the fourth quarter 2025, we began to incur costs in connection with the strategic restructuring of our One-Way Truckload business to enhance long-term profitability and fleet utilization by maximizing production and mitigating unprofitable freight. Key steps in this initiative included exiting selective unprofitable regional and short-haul truckload freight, further integrating our one-way acquisition operations, and a further shift in the One-Way Truckload fleet composition toward more specialized, expedited (“Expedited”), and team capacity. This repositioning focused on eliminating underperforming business. We believe this restructuring reflects the necessary steps to rationalize our assets and business model for future margin expansion.
The following table summarizes activity in our restructuring liability during the three months ended March 31, 2026, which is included in other current liabilities on the consolidated condensed balance sheets (in thousands):

Other Revenue Equipment Costs
Restructuring liability balance, December 31, 2025	$6,643
Costs paid or otherwise settled	(1,627)
Restructuring liability balance, March 31, 2026	$5,016
The following table summarizes the cumulative amount of restructuring and impairment costs incurred as of March 31, 2026 related to the restructuring of our One-Way Truckload business (in thousands):

Financial Statement Classification	Intangible Asset Impairment	Revenue Equipment Impairment	Other Revenue Equipment Costs	Current Assets (1)	Total
Restructuring and impairment (2)	$21,735	$14,360	$6,643	$1,487	$44,225
(1) Costs relating to the removal of prepaid expenses, inventory, and other current assets.
(2) Cumulative costs to date were incurred during the year ended December 31, 2025.
These costs are recorded in our One-Way Truckload operating segment. There may be changes in previously recorded estimates as assets are sold, payments are made, and further restructuring actions are completed. All restructuring and impairment activities are expected to be completed by the end of 2026.
(12) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards. Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Since the Company had a net loss for the three months ended March 31, 2026 and 2025, diluted loss per share is the same as basic loss per share as the inclusion of potential common shares outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted loss per share for the three months ended March 31, 2026 and 2025, were 244,155 shares and 182,605 shares, respectively. There are no differences in the numerators of our computations of basic and diluted loss per share for any periods presented.
The computation of basic and diluted loss per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Werner	$(4,262)	$(10,098)
Weighted average common shares outstanding	59,910	61,890
Dilutive effect of stock-based awards	—	—
Shares used in computing diluted loss per share	59,910	61,890
Basic loss per share	$(0.07)	$(0.16)
Diluted loss per share	$(0.07)	$(0.16)
(13)SEGMENT INFORMATION
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2025 Form 10-K. Inter-segment transactions between reporting segments have been recorded at amounts approximating market and are eliminated in consolidation.
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
The following tables summarize our segment information (in thousands):

	Three Months Ended March 31, 2026
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$594,205	$195,836	$790,041
Inter-segment revenues	107	—	107
Reportable segment revenues	594,312	195,836	790,148
Reconciliation of revenues:
Other revenues (1)			18,569
Elimination of inter-segment revenues			(107)
Consolidated revenues			$808,610
Less operating expenses: (2)
Salaries, wages and benefits	255,584	17,447	273,031
Fuel	81,499	618	82,117
Supplies and maintenance	61,464	2,948	64,412
Taxes and licenses	22,423	228	22,651
Insurance and claims	41,270	527	41,797
Depreciation and amortization	70,487	3,768	74,255
Rent and purchased transportation	48,159	170,602	218,761
Communications and utilities	3,999	382	4,381
Gains on sales of property and equipment	(4,616)	(101)	(4,717)
Other segment items (3)	105	1,422	1,527
Reportable segment operating expenses	580,374	197,841	778,215
Reportable segment operating income (loss)	$13,938	$(2,005)	$11,933
Reconciliation of operating income:
Other operating loss (1)			(7,938)
Consolidated operating income			$3,995

	Three Months Ended March 31, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$497,812	$195,558	$693,370
Inter-segment revenues	4,063	—	4,063
Reportable segment revenues	501,875	195,558	697,433
Reconciliation of revenues:
Other revenues (1)			18,744
Elimination of inter-segment revenues			(4,063)
Consolidated revenues			$712,114
Less operating expenses: (2)
Salaries, wages and benefits	217,703	18,256	235,959
Fuel	62,433	360	62,793
Supplies and maintenance	51,338	2,673	54,011
Taxes and licenses	21,957	223	22,180
Insurance and claims	43,074	622	43,696
Depreciation and amortization	63,046	3,692	66,738
Rent and purchased transportation	38,453	169,219	207,672
Communications and utilities	3,608	357	3,965
Gains on sales of property and equipment	(3,288)	(299)	(3,587)
Other segment items (3)	4,467	930	5,397
Reportable segment operating expenses	502,791	196,033	698,824
Reportable segment operating loss	$(916)	$(475)	$(1,391)
Reconciliation of operating loss:
Other operating loss (1)			(4,441)
Consolidated operating loss			$(5,832)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:
•FirstFleet Acquisition
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Regulations
•Critical Accounting Estimates
The MD&A should be read in conjunction with our 2025 Form 10-K.
FirstFleet Acquisition:
On January 27, 2026, we acquired 100% of the equity interests of FirstFleet, headquartered in Murfreesboro, Tennessee, for $245.0 million, which includes a maximum $35.0 million earnout based on gross revenue net of fuel surcharge for the period April 1, 2026, through March 31, 2027, and a $5.9 million deferred transaction bonus payout. Under a separate agreement, we also acquired real estate properties from FirstFleet for $37.8 million. FirstFleet brings added scale to Werner with approximately 2,400 tractors, 11,000 trailers and 37 strategically located properties near 130 customer sites around the country.
We funded these transactions using cash on hand and our existing revolving credit facility, in addition to assuming $57.2 million of finance lease liabilities. Additional information regarding the FirstFleet acquisition is included in Note 2 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2026 to first quarter 2025, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and non-driver salaries, wages and benefits. The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2026		2025		3ME
(in thousands)	$	%	$	%	%
Operating revenues	$808,610	100.0	$712,114	100.0	13.6
Operating expenses:
Salaries, wages and benefits	279,661	34.6	243,225	34.2	15.0
Fuel	82,445	10.2	63,092	8.9	30.7
Supplies and maintenance	67,805	8.4	60,040	8.4	12.9
Taxes and licenses	22,828	2.8	22,344	3.1	2.2
Insurance and claims	41,928	5.2	43,777	6.2	(4.2)
Depreciation and amortization	76,197	9.4	70,049	9.8	8.8
Rent and purchased transportation	221,104	27.3	206,142	28.9	7.3
Communications and utilities	4,591	0.6	4,357	0.6	5.4
Other	8,056	1.0	4,920	0.7	63.7
Total operating expenses	804,615	99.5	717,946	100.8	12.1
Operating income (loss)	3,995	0.5	(5,832)	(0.8)	168.5
Total other expense, net	9,937	1.2	7,556	1.1	31.5
Loss before income taxes	(5,942)	(0.7)	(13,388)	(1.9)	55.6
Income tax benefit	(1,481)	(0.1)	(3,167)	(0.5)	53.2
Net loss	(4,461)	(0.6)	(10,221)	(1.4)	56.4
Net loss attributable to noncontrolling interest	199	0.1	123	—	61.8
Net loss attributable to Werner	$(4,262)	(0.5)	$(10,098)	(1.4)	57.8
The following tables set forth the operating revenues, operating expenses and operating income (loss) for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for One-Way Truckload and Dedicated operations within TTS.

	Three Months Ended March 31,
	2026		2025
TTS segment (in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$508,281		$433,073
Trucking fuel surcharge revenues	78,468		57,640
Non-trucking and other operating revenues	7,563		11,162
Operating revenues	594,312	100.0	501,875	100.0
Operating expenses	580,374	97.7	502,791	100.2
Operating income (loss)	$13,938	2.3	$(916)	(0.2)

	Three Months Ended March 31,
TTS segment	2026	2025	% Change
Average tractors in service	8,454	7,415	14.0%
Average revenues per tractor per week (1)	$4,625	$4,493	2.9%
Total tractors (at quarter end)
Company	8,730	7,135	22.4%
Independent contractor	310	305	1.6%
Total tractors	9,040	7,440	21.5%
Total trailers (at quarter end)	35,715	24,930	43.3%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$136,401	$154,421	(11.7)%
Average tractors in service	2,122	2,632	(19.4)%
Total tractors (at quarter end)	1,960	2,605	(24.8)%
Average percentage of empty miles	15.59%	16.01%	(2.6)%
Average revenues per tractor per week (1)	$4,944	$4,513	9.6%
Average % change in revenues per total mile (1)	3.6%	0.3%
Average % change in total miles per tractor per week	5.7%	(3.5)%
Average completed trip length in miles (loaded)	608	576	5.6%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$371,880	$278,652	33.5%
Average tractors in service	6,332	4,783	32.4%
Total tractors (at quarter end)	7,080	4,835	46.4%
Average revenues per tractor per week (1)	$4,518	$4,482	0.8%
(1)Net of fuel surcharge revenues.
The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating loss, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended March 31,
	2026		2025
Werner Logistics segment (in thousands)	$	%	$	%
Operating revenues	$195,836	100.0	$195,558	100.0
Operating expenses:
Purchased transportation expense	168,530	86.1	167,158	85.5
Other operating expenses	29,311	14.9	28,875	14.7
Total operating expenses	197,841	101.0	196,033	100.2
Operating loss	$(2,005)	(1.0)	$(475)	(0.2)

	Three Months Ended March 31,
Werner Logistics segment	2026	2025	% Change
Average tractors in service	26	20	30.0%
Total tractors (at quarter end)	26	22	18.2%
Total trailers (at quarter end)	2,650	3,200	(17.2)%
Total containers (at quarter end)	375	200	87.5%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating Revenues and Operating Profitability
Operating revenues increased 13.6% for the three months ended March 31, 2026, compared to the same period of the prior year. When comparing first quarter 2026 to first quarter 2025, TTS segment revenues increased $92.4 million, or 18.4%, and Werner Logistics revenues increased $0.3 million, or flat year over year. We had operating income of $4.0 million in first quarter 2026 compared to an operating loss of $5.8 million in first quarter 2025, and our operating margin percentage increased to 0.5% in first quarter 2026 from (0.8)% in first quarter 2025. TTS segment had operating income of $13.9 million in first quarter 2026 compared to an operating loss of $0.9 million in first quarter 2025, and its operating margin percentage increased to 2.3% in first quarter 2026 from (0.2)% in first quarter 2025. Year over year, our consolidated and TTS segment operating results were positively impacted by lower insurance and claims expense for our legacy business (not including FirstFleet), the addition of FirstFleet operating results, profitability in One-Way Truckload, and higher gains from the sale of used equipment. During the fourth quarter 2025, we began to incur costs in connection with the strategic restructuring of our One-Way Truckload business to enhance long-term profitability and fleet utilization by maximizing production and mitigating unprofitable freight. Our restructuring actions are complete and we anticipate additional recognized benefits from these efforts as we realize a full quarter impact of these actions in the second quarter 2026. Werner Logistics had an operating loss of $2.0 million in first quarter 2026 compared to an operating loss of $0.5 million in first quarter 2025, and its operating margin percentage decreased to (1.0)% in first quarter 2026 from (0.2)% in first quarter 2025. Truckload Logistics operating margin was pressured during first quarter 2026, as higher spot freight rates drove an increase in purchased transportation costs, which accelerated more rapidly than sell-side rate renewals with our customers. We believe the margin pressure is mostly transitory as contract rates are reset.
In January 2026, we expanded our Dedicated offering through the acquisition of FirstFleet, adding scale, density and exposure to more resilient customer verticals, including grocery and food & beverage. At the same time, we also restructured our One-Way Truckload business to create a more balanced and higher-producing network to deliver improved profitability. We are also noticing strong momentum in Werner Logistics, Intermodal and Final Mile. As a result, we believe we are better positioned to capitalize on an improved market. Industry capacity has continued to contract driven by regulatory enforcement actions related to non-domiciled commercial driver's licenses (“CDLs”), B1 Visas, and English Language Proficiency standards. As challenging operating conditions continue, carrier bankruptcies in the trucking industry further limit capacity. Spot freight rates remained elevated during the first quarter 2026 and throughout April 2026, defying seasonal norms. We expect seasonal improvement in spot freight rates throughout the year as capacity attrition continues.
In the TTS segment, trucking revenues, net of fuel surcharge, increased 17.4% in first quarter 2026 compared to first quarter 2025 due to a 14.0% increase in the average number of tractors in service and a 2.9% increase in average revenues per tractor per week, net of fuel surcharge. The TTS segment average number of tractors in service increase was due primarily to a 32.4% increase in Dedicated average tractors in service, which was mostly due to the addition of FirstFleet, partially offset by a 19.4% decrease in One-Way Truckload average tractors in service as a result of our One-Way Truckload restructuring plan. The result of our One-Way Truckload restructuring is showing early gains, with first quarter 2026 One-Way Truckload average total miles per tractor per week up 5.7% over prior year despite disruption from winter storms, and One-Way Truckload revenues per total mile, net of fuel surcharge increasing 3.6%. Execution of these initiatives led to One-Way Truckload average revenues per tractor per week, net of fuel surcharge increasing 9.6%, reflecting the combined effect of our restructuring and pricing actions. We expect One-Way Truckload fleet average revenues per total mile, net of fuel surcharge, to increase 1% to 4% in second quarter 2026 compared to second quarter 2025. The increase in TTS average revenues per tractor per week, net of fuel surcharge was also due to a 0.8% increase in Dedicated average revenues per tractor per week, net of fuel surcharge. We are updating our full-year 2026 guidance for Dedicated average revenues per tractor per week, net of fuel surcharge, from a range of a decrease of 1% to an increase up to 2%, to be flat or increase up to 3%, as we have been successful in securing price increases in contract renewals for our Dedicated business.
The average number of tractors in service in the TTS segment increased 14.0% to 8,454 in first quarter 2026 from 7,415 in first quarter 2025. We ended first quarter 2026 with 9,040 tractors in the TTS segment, an increase of 1,600 tractors compared to the end of first quarter 2025, and a sequential increase of 1,940 tractors compared to the end of the fourth quarter 2025. Within TTS, Dedicated ended first quarter 2026 with 7,080 tractors (or 78% of our total TTS segment fleet) compared to 4,835 tractors (or 65%) a year ago. We continue to expect our full-year 2026 TTS average tractors in service to increase in a range of 23% to 28% when compared to 2025. The Dedicated pipeline is strong and we expect truck growth in the TTS segment as the year progresses. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues increased 36.1% to $78.5 million in first quarter 2026 from $57.6 million in first quarter 2025 due primarily to the impact of 17.6 million more company tractor miles and higher average diesel fuel prices in first quarter 2026. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three divisions. Werner Logistics recorded revenue and brokered freight expense of $0.1 million in first quarter 2026 and $4.1 million in first quarter 2025 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2026, Werner Logistics revenues increased $0.3 million, or flat compared to first quarter 2025. Truckload Logistics revenues (72% of total Werner Logistics segment revenues) decreased $6.5 million, or 4%, in first quarter 2026, driven by a decrease in shipments of 9%, partially offset by a 5% increase in revenue per shipment. The revenue per load improvement from disciplined pricing and load acceptance was more than offset by higher purchased transportation costs. Intermodal revenues (17% of total Werner Logistics segment revenues) increased $5.1 million, or 18%, due to 22% more shipments, partially offset by a 3% decline in revenue per shipment. Final Mile revenues (11% of total Werner Logistics segment revenues) increased $1.7 million, or 8%, in first quarter 2026, and decreased 7% sequentially.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 99.5% in first quarter 2026 compared to 100.8% in first quarter 2025. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 26 through 27 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $36.4 million, or 15.0%, in first quarter 2026 compared to first quarter 2025, and increased 0.4% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense in the first quarter of 2026 was due primarily to increased driver and non-driver pay, the impact of 17.6 million more company tractor miles, and higher benefit costs. The increase in non-driver and driver pay was due primarily to a higher average number of non-driver and driver employees. These increases were mostly due to the impact of the FirstFleet acquisition. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 5% in first quarter 2026 compared to first quarter 2025.
We renewed our workers’ compensation insurance coverage on April 1, 2026. Our coverage levels are the same as the prior policy year. We maintain a self-insurance retention of up to $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2026 are $0.6 million higher than the previous policy year due to the FirstFleet acquisition.
We anticipate a tightening market for high-quality drivers. A competitive driver market presents labor challenges for customers and carriers alike. Several factors impacting the driver market include a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including competitive driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing in our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel increased $19.4 million, or 30.7%, in first quarter 2026 compared to first quarter 2025, and increased 1.3% as a percentage of operating revenues, due to the impact of 17.6 million more company tractor miles and higher average diesel fuel prices in first quarter 2026. Average diesel fuel prices were 46 cents per gallon higher in first quarter 2026 than in first quarter 2025, and were 50 cents per gallon higher than in fourth quarter 2025.

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
For April 2026, the average diesel fuel price per gallon was $1.87 higher than the average diesel fuel price per gallon in April 2025, and $1.85 higher than in second quarter 2025.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $7.8 million, or 12.9%, in first quarter 2026 compared to first quarter 2025, and was flat as a percentage of operating revenues. The expense increase was driven by an increase in over-the-road tractor and trailer maintenance, higher tolls costs, and the impact of 17.6 million more company tractor miles in first quarter 2026, resulting primarily from the FirstFleet acquisition.
Insurance and claims decreased $1.8 million, or 4.2%, in first quarter 2026 compared to first quarter 2025, and decreased 1.0% as a percentage of operating revenues. We had lower expense for small dollar liability claims, resulting primarily from lower expense for new claims and favorable reserve development in first quarter 2026 compared to unfavorable reserve development in first quarter 2025. Our expense for large dollar liability claims was also lower, due primarily to a lower amount of unfavorable reserve development and lower expense for new claims. The expense for new claims was impacted by decreased cost per claim in first quarter 2026 compared to the same period in 2025. We also incurred insurance and claims expense of $1.5 million for first quarter of the prior year for accrued interest related to the adverse jury verdict rendered on May 17, 2018. We continued to accrue pre-tax insurance and claims expense for interest at $0.5 million per month (excluding months where the plaintiffs requested an extension of time to respond to our petition for review) until our appeal was finalized in second quarter 2025. The impact of these decreases was partially offset by the addition of insurance and claims expense in connection with the FirstFleet acquisition in January 2026. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We believe our elevated insurance and claims expense is generally a reflection of the ongoing unprecedented rise in verdicts and litigation settlements across the industry, particularly for larger carriers.
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
Depreciation and amortization expense increased $6.1 million, or 8.8%, in first quarter 2026 compared to first quarter 2025, and decreased 0.4% as a percentage of operating revenues due primarily to depreciation and amortization of tangible and intangible assets recorded in the FirstFleet acquisition. These increases were partially offset by lower intangible amortization driven by a restructuring of our One-Way Truckload operating segment during the fourth quarter 2025 that impaired certain customer relationships and trade names.
The average age of our tractor fleet remains low by industry standards and was 2.9 years as of March 31, 2026, and the average age of our trailers was 6.3 years. We are continuing to invest in new tractors and trailers, technology, and our terminal network in 2026 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs.
Rent and purchased transportation expense increased $15.0 million, or 7.3%, in first quarter 2026 compared to first quarter 2025, and decreased 1.6% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $0.1 million in first quarter 2026 and $4.1 million in first quarter 2025 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense increased $1.4 million in first quarter 2026, and increased to 86.1% as a percentage of Werner Logistics revenues in first quarter 2026 from 85.5% in first quarter 2025.
Rent and purchased transportation expense for the TTS segment increased $9.7 million in first quarter 2026 compared to first quarter 2025 due primarily to an increase in operating lease expense in connection with the FirstFleet acquisition, and more independent contractor miles. Independent contractor miles increased 0.8 million miles in first quarter 2026 and as a percentage of total miles were 5.5% in first quarter 2026 compared to 5.6% in first quarter 2025. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses increased $3.1 million, or 63.7%, in first quarter 2026 compared to first quarter 2025, and increased 0.3% as a percentage of operating revenues due primarily to increased costs associated with professional services in connection with the FirstFleet acquisition, partially offset by higher net gains on sales of property and equipment (primarily used tractors and trailers) and decreased bad debt expense. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $3.8 million in first quarter 2026 compared to $2.8 million in first quarter 2025. We sold more tractors and fewer trailers in first quarter 2026 compared to first quarter 2025, and realized lower average sale prices for our used equipment. We anticipate stable used equipment demand and resale values through 2026. Increased supply of used equipment from regulatory enforcement is likely to be offset by equipment manufacturers production constraints, aging fleets, and higher-priced 2027 engines, which may be an incentive towards high quality used assets. As a result, gains on our used equipment for full-year 2026 are expected to range between $8 million and $18 million.
Other Expense (Income)
Other expense, net of other income, increased $2.4 million in first quarter 2026 compared to first quarter 2025, due primarily to a $2.1 million increase in net interest expense. Net interest expense increased primarily due to an increase in average debt outstanding, partially offset by a decrease in average interest rates. Net interest expense for full-year 2026 is expected to be between $40 million and $45 million.
Income Tax Expense (Benefit)
We had an income tax benefit of $1.5 million in first quarter 2026 compared to an income tax benefit of $3.2 million in first quarter 2025. Our effective income tax rate (income taxes expressed as a percentage of income (loss) before income taxes) increased to 24.9% in first quarter 2026 compared to 23.7% in first quarter 2025. We continue to estimate our full-year 2026 effective income tax rate to be approximately 25.5% to 26.5%.
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
Management believes our financial position at March 31, 2026 is strong. As of March 31, 2026, we had $61.5 million of cash and cash equivalents and $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a maximum amount of funding available of $1.4 billion under our Credit Facilities, for which our total available borrowing capacity was $451.1 million as of March 31, 2026 (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities). We believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.
Item 7 of Part II of our 2025 Form 10-K includes our disclosure of material cash requirements as of December 31, 2025. Except as described below, there were no other material changes in the nature of these items during the three months ended March 31, 2026.
•Debt Obligations and Interest Payments – As of March 31, 2026, we had outstanding debt under the Credit Facilities with an aggregate principal amount of $878.2 million, with $8.6 million expected to be paid within 12 months. As of March 31, 2026, future interest payments associated with the Credit Facilities are estimated to be $81.1 million through 2027, with $46.8 million payable within 12 months. See Note 9 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further detail of the Credit Facilities and the timing of expected future principal payments.
•Finance Leases – We assumed finance leases in connection with our FirstFleet acquisition. As of March 31, 2026, we had finance lease payment obligations of $53.6 million, with $26.7 million payable within 12 months. See Note 6 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further detail of our finance lease obligations and the timing of expected future payments.
Cash Flows
During the three months ended March 31, 2026, we generated cash flow from operations of $83.5 million, a 184.1% or $54.1 million increase in cash flows compared to the same three-month period a year ago. The increase in net cash provided by operating activities was due primarily to an increase in earnings adjusted for various noncash items, and an increase in cash provided by working capital changes for the three-month period ended March 31, 2026. We were able to make net capital expenditures, make strategic investments, and pay dividends with the net cash provided by operating activities, supplemented by borrowings under our existing credit facilities.
Net investing activities used $194.0 million for the three-month period ended March 31, 2026, and provided $2.4 million during the same period in 2025. Net cash invested in our FirstFleet acquisition was $184.8 million. Net property and equipment additions (primarily revenue equipment) were $2.0 million for the three-month period ended March 31, 2026, compared to net proceeds from the sales of property and equipment of $7.6 million during the same period of 2025. We currently estimate net capital expenditures (primarily revenue equipment) in 2026 to be in the range of $185 million to $225 million, compared to net capital expenditures in 2025 of $162.7 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary. As of March 31, 2026, we were committed to property and equipment purchases of approximately $18.1 million.
Net financing activities provided $112.1 million during the three months ended March 31, 2026, and used $20.5 million during the same period in 2025. We had net borrowings on our debt under our Credit Facilities of $126.2 million during the three months ended March 31, 2026, increasing our outstanding debt to $878.2 million at March 31, 2026. We had net repayments on our debt of $10.0 million during the three months ended March 31, 2025. We paid dividends of $8.4 million during the three months ended March 31, 2026 and $8.7 million during the same period in 2025. We currently plan to continue paying a quarterly dividend.
We did not repurchase any shares of common stock during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had not purchased any shares pursuant to our current Board of Directors repurchase authorization and had 5,000,000 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
Regulations:
Item 1 of Part I of our 2025 Form 10-K includes a discussion of pending proposed and recently enacted federal, state, and local regulations that could have an impact on our operations.
Since the filing of our 2025 Form 10-K, the regulatory status of non-domiciled commercial driver’s licenses has transitioned from an Interim Final Rule ("IFR") to a Final Rule. On February 13, 2026, the Federal Motor Carrier Safety Administration published "Restoring Integrity to the Issuance of Non-Domiciled Commercial Driver’s Licenses," which became effective on March 16, 2026.

This Final Rule formally replaces the September 2025 IFR and establishes a restrictive eligibility standard for foreign-domiciled drivers. While the rule is currently being challenged in the U.S. Court of Appeals for the D.C. Circuit, the court has not issued a stay as of the effective date, and enforcement has commenced. Werner is currently assessing how these restrictions impact our driver recruiting pipelines and the potential for workforce attrition as existing non-compliant licenses expire.
There have been no other material changes in the status of the proposed regulations previously disclosed in the 2025 Form 10-K.
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
Information regarding our Critical Accounting Estimates can be found in our 2025 Form 10-K. Estimates of accrued liabilities for insurance and claims for bodily injury and property damage is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements.
There have been no material changes to this critical accounting estimate from that discussed in our 2025 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of March 31, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $40 thousand for first quarter 2026 and losses were $62 thousand for first quarter 2025. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity on the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $375.0 million of variable interest rate debt outstanding at March 31, 2026, for which the interest rate is effectively fixed at 5.91% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $503.2 million of variable interest rate debt outstanding at March 31, 2026. Interest on our credit facilities is based on variable rates, including the Secured Overnight Financing Rate (“SOFR”) and commercial paper rate. See Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR and commercial paper rate would increase our interest expense by approximately $5.7 million for the next 12-month period.
ITEM 4. CONTROLS AND PROCEDURES
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
Due to the January 27, 2026 acquisition date of FirstFleet, management excluded the internal control over financial reporting of FirstFleet from the scope of the assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC's general guidance that an assessment of the effectiveness of internal control over financial reporting of a recently acquired business may be omitted from management's scope in the year of acquisition. Since the date of acquisition, FirstFleet's financial results are included in our consolidated financial statements and constituted approximately $409.2 million of total assets as of March 31, 2026 and $107.9 million of revenues for the quarter then ended.
As a result of the acquisition of FirstFleet, management has implemented internal controls over financial reporting to include the consolidation of FirstFleet, as well as acquisition-related accounting and disclosures. The acquisition of FirstFleet represents a material change in internal control over financial reporting, as FirstFleet utilizes separate information, accounting systems and processes.
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, except as described above, no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 10 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A (Risk Factors) in our 2025 Form 10-K, which could materially affect our business, financial condition, and future results of operations. The risks described in this form 10-Q and in our 2025 Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations. In addition to the risk factors set forth in our 2025 Form 10‑K, we believe the following risks and uncertainties should be considered in evaluating our business.
Risk Factors Relating to Acquisitions
We may not realize all of the financial and strategic goals of our FirstFleet acquisition and may incur costs relating to integration.
We face various risks in connection with our acquisition and continuing integration of FirstFleet, including:
•We might not integrate FirstFleet's 11 locations into our existing network without service disruptions;
•We may not realize the benefits or cost savings anticipated to be derived from the FirstFleet acquisition as initially predicted, if at all, for a number of reasons, including if a larger than predicted number of customers decide not to continue to use FirstFleet's or our services;

•Increased leverage could restrict our access to future capital for operations and growth.
As a result of these risks and challenges, we may not realize the financial and strategic goals that we initially anticipated from the FirstFleet acquisition in a timely manner or at all. In addition, the integration of FirstFleet may be difficult, costly, and time consuming.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
On August 11, 2025, we announced a new stock repurchase program in a Form 8-K under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of March 31, 2026, the Company had not purchased any shares pursuant to the new authorization and had 5,000,000 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during first quarter 2026 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During first quarter 2026, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

10.1	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 12, 2026

10.2
Stock Purchase Agreement, dated January 27, 2026, by and among the Company, Mary B. Wilson, Gary L. Wilson Family Trust, Gary L. Wilson GST-Exempt Family Trust, and Wilson Children 2020 GST-Exempt Trust
Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated January 27, 2026

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

101
The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) Consolidated Condensed Balance Sheets as of March 31, 2026 and December 31, 2025, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three months ended March 31, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2026.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 8, 2026	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 8, 2026	By:	/s/ Alan G. Colson
Alan G. Colson
Vice President, Controller and
Principal Accounting Officer