Form 10-Q
period 2026-06-30
WERNER ENTERPRISES INC
filed 2026-08-07
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, 59,977,156 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2026 and 2025	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025	5
	Consolidated Condensed Balance Sheets as of June 30, 2026 and December 31, 2025	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Six Months Ended June 30, 2026 and 2025	9
	Note 1 - Basis of Presentation and Recent Accounting Pronouncements	11
	Note 2 - Business Acquisition	12
	Note 3 - Revenue	14
	Note 4 - Assets Held for Sale	15
	Note 5 - Goodwill and Intangible Assets	15
	Note 6 - Leases	16
	Note 7 - Fair Value	18
	Note 8 - Investments	19
	Note 9 - Debt and Credit Facilities	20
	Note 10 - Commitments and Contingencies	22
	Note 11 - Restructuring and Impairment Costs	22
	Note 12 - Earnings Per Share	23
	Note 13 - Segment Information	24
	Note 14 - Subsequent Event	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

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

ITEM 1. FINANCIAL STATEMENTS
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Operating revenues	$933,927	$753,148	$1,742,537	$1,465,262
Operating expenses:
Salaries, wages and benefits	310,964	250,451	590,625	493,676
Fuel	119,897	60,401	202,342	123,493
Supplies and maintenance	77,648	62,260	145,453	122,300
Taxes and licenses	23,383	23,100	46,211	45,444
Insurance and claims	41,425	(6,813)	83,353	36,964
Depreciation and amortization	78,811	70,757	155,008	140,806
Rent and purchased transportation	248,927	228,280	470,031	434,422
Communications and utilities	4,866	3,730	9,457	8,087
Restructuring and impairment	4,094	—	4,094	—
Other	6,991	(5,339)	15,047	(419)
Total operating expenses	917,006	686,827	1,721,621	1,404,773
Operating income	16,921	66,321	20,916	60,489
Other expense (income):
Interest expense	11,674	9,353	23,324	18,890
Interest income	(1,569)	(1,487)	(3,072)	(2,979)
Loss (gain) on investments in equity securities	11	33	(15)	35
Earnings from equity method investments	(650)	(719)	(736)	(842)
Other	117	51	19	(317)
Total other expense, net	9,583	7,231	19,520	14,787
Income before income taxes	7,338	59,090	1,396	45,702
Income tax expense	2,003	15,468	522	12,301
Net income	5,335	43,622	874	33,401
Net loss attributable to noncontrolling interest	1,015	440	1,214	563
Net income attributable to Werner	$6,350	$44,062	$2,088	$33,964
Earnings per share:
Basic	$0.11	$0.72	$0.03	$0.55
Diluted	$0.11	$0.72	$0.03	$0.55
Weighted-average common shares outstanding:
Basic	59,965	60,888	59,938	61,386
Diluted	60,240	61,001	60,196	61,532
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$5,335	$43,622	$874	$33,401
Other comprehensive income:
Foreign currency translation adjustments	936	2,633	976	2,571
Change in fair value of interest rate swaps, net of tax	1,468	(469)	3,160	(1,903)
Other comprehensive income	2,404	2,164	4,136	668
Comprehensive income	7,739	45,786	5,010	34,069
Comprehensive loss attributable to noncontrolling interest	1,015	440	1,214	563
Comprehensive income attributable to Werner	$8,754	$46,226	$6,224	$34,632
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,024	$59,922
Accounts receivable, trade, less allowance of $8,818 and $7,646, respectively	490,902	394,933
Other receivables	17,630	20,398
Inventories and supplies	14,175	12,104
Prepaid expenses	43,452	57,184
Assets held for sale	11,983	32,643
Other current assets	40,144	35,665
Total current assets	675,310	612,849
Property and equipment, at cost	2,996,322	2,901,984
Less – accumulated depreciation	1,163,904	1,111,480
Property and equipment, net	1,832,418	1,790,504
Finance lease right-of-use assets, net	48,068	—
Goodwill	138,576	129,104
Intangible assets, net	62,945	44,603
Operating lease right-of-use assets, net	101,956	39,703
Other non-current assets	299,454	271,911
Total assets	$3,158,727	$2,888,674
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,087	$95,084
Insurance and claims accruals	119,367	99,827
Accrued payroll	82,941	51,442
Accrued expenses	8,045	16,199
Current maturities of finance lease liabilities	25,120	—
Current maturities of operating lease liabilities	46,437	15,451
Other current liabilities	65,461	36,781
Total current liabilities	466,458	314,784
Long-term debt, net of current portion	793,000	752,000
Finance lease liabilities, less current maturities	23,167	—
Operating lease liabilities, less current maturities	57,201	26,470
Other long-term liabilities	24,316	26,080
Insurance and claims accruals, net of current portion	136,816	112,126
Deferred income taxes	274,608	266,209
Total liabilities	1,775,566	1,497,669
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	26,899	28,113
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 59,977,156 and 59,869,405 shares outstanding, respectively	805	805
Paid-in capital	147,482	144,641
Retained earnings	1,889,869	1,904,572
Accumulated other comprehensive loss	(11,939)	(16,075)
Treasury stock, at cost; 20,556,380 and 20,664,131 shares, respectively	(669,955)	(671,051)
Total stockholders’ equity	1,356,262	1,362,892
Total liabilities, temporary equity and stockholders’ equity	$3,158,727	$2,888,674
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$874	$33,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,008	140,806
Deferred income taxes	(5,449)	(8,672)
Amortization of operating lease right-of-use assets	22,174	8,980
Gain on disposal of property and equipment	(5,251)	(8,769)
Restructuring and impairment	2,415	—
Non-cash equity compensation	6,119	4,907
Insurance and claims accruals, net of current portion	(1,180)	(43,017)
Loss (gain) on investments in equity securities	(15)	35
Earnings from equity method investment	(736)	(842)
Gain on contingent earnout liability settlement	—	(7,815)
Other	(7,418)	(13,275)
Changes in certain working capital items:
Accounts receivable, net	(18,719)	(28,854)
Other current assets	24,251	21,172
Accounts payable	12,489	3,103
Operating lease liabilities	(22,402)	(8,758)
Other current liabilities	5,095	(17,007)
Net cash provided by operating activities	167,255	75,395
Cash flows from investing activities:
Additions to property and equipment	(81,812)	(111,855)
Proceeds from sales of property and equipment, including assets held for sale	90,432	53,793
Net cash invested in acquisition	(184,755)	—
Investment in equity securities	(2,000)	(6,021)
Payments to acquire equity method investment	(2,000)	(1,760)
Issuance of notes receivable	(9,289)	(1,381)
Collections of notes receivable	3,622	3,303
Net cash used in investing activities	(185,802)	(63,921)
Cash flows from financing activities:
Repayments of short-term debt	(161,000)	(10,000)
Proceeds from issuance of short-term debt	177,000	10,000
Repayments of long-term debt	(42,800)	(320,000)
Proceeds from issuance of long-term debt	67,800	395,000
Principal installments on finance lease obligations	(6,838)	—
Dividends on common stock	(16,775)	(17,329)
Repurchases of common stock	—	(55,562)
Tax withholding related to net share settlements of restricted stock awards	(2,182)	(1,939)
Other	—	(2,016)
Net cash provided by (used in) financing activities	15,205	(1,846)
Effect of exchange rate fluctuations on cash	444	1,040
Net increase (decrease) in cash and cash equivalents	(2,898)	10,668
Cash and cash equivalents, beginning of period	59,922	40,752
Cash and cash equivalents, end of period	$57,024	$51,420
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$23,087	$20,607
Income taxes paid	2,686	38,664
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,359	$998
Change in fair value of interest rate swaps	3,160	(1,903)
Property and equipment acquired included in accounts payable	1,451	14,718
Dividends accrued but not yet paid at end of period	8,397	8,376
Contingent consideration associated with acquisition	30,000	—
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended June 30, 2026
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
Balance, March 31, 2026	$805	$144,753	$1,891,918	$(14,343)	$(670,432)	$1,352,701	$27,914
Net income attributable to Werner	—	—	6,350	—	—	6,350	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1,015)
Other comprehensive income	—	—	—	2,404	—	2,404	—
Dividends on common stock ($0.14 per share)	—	—	(8,399)	—	—	(8,399)	—
Common stock issued for stock-based compensation, including tax effects, 27,041 shares	—	(550)	—	—	477	(73)	—
Non-cash equity compensation expense	—	3,279	—	—	—	3,279	—
Balance, June 30, 2026	$805	$147,482	$1,889,869	$(11,939)	$(669,955)	$1,356,262	$26,899

	Three Months Ended June 30, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
Balance, March 31, 2025	$805	$137,867	$1,934,007	$(19,933)	$(616,513)	$1,436,233	$37,821
Net income attributable to Werner	—	—	44,062	—	—	44,062	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(440)
Other comprehensive income	—	—	—	2,164	—	2,164	—
Repurchases of common stock, 2,113,007 shares	—	—	—	—	(55,562)	(55,562)	—
Dividends on common stock ($0.14 per share)	—	—	(8,376)	—	—	(8,376)	—
Common stock issued for stock-based compensation, including tax effects, 18,527 shares	—	(402)	—	—	342	(60)	—
Non-cash equity compensation expense	—	2,463	—	—	—	2,463	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(516)
Balance, June 30, 2025	$805	$139,928	$1,969,693	$(17,769)	$(671,733)	$1,420,924	$36,865
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Six Months Ended June 30, 2026
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
Balance, December 31, 2025	$805	$144,641	$1,904,572	$(16,075)	$(671,051)	$1,362,892	$28,113
Net income attributable to Werner	—	—	2,088	—	—	2,088	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1,214)
Other comprehensive income	—	—	—	4,136	—	4,136	—
Dividends on common stock ($0.28 per share)	—	—	(16,791)	—	—	(16,791)	—
Common stock issued for stock-based compensation, including tax effects, 107,751 shares	—	(3,278)	—	—	1,096	(2,182)	—
Non-cash equity compensation expense	—	6,119	—	—	—	6,119	—
Balance, June 30, 2026	$805	$147,482	$1,889,869	$(11,939)	$(669,955)	$1,356,262	$26,899

	Six Months Ended June 30, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
Balance, December 31, 2024	$805	$137,889	$1,952,775	$(18,437)	$(617,100)	$1,455,932	$37,944
Net income attributable to Werner	—	—	33,964	—	—	33,964	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(563)
Other comprehensive income	—	—	—	668	—	668	—
Repurchases of common stock, 2,113,007 shares	—	—	—	—	(55,562)	(55,562)	—
Dividends on common stock ($0.28 per share)	—	—	(17,046)	—	—	(17,046)	—
Common stock issued for stock-based compensation, including tax effects, 92,890 shares	—	(2,868)	—	—	929	(1,939)	—
Non-cash equity compensation expense	—	4,907	—	—	—	4,907	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(516)
Balance, June 30, 2025	$805	$139,928	$1,969,693	$(17,769)	$(671,733)	$1,420,924	$36,865
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
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. In the opinion of management, the information set forth on the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2025 Form 10-K.
Reclassifications
Other non-current assets of $39.7 million, other current liabilities of $15.5 million, and other long-term liabilities of $26.5 million were reclassified to operating lease right-of-use assets, net, current maturities of operating lease liabilities, and operating lease liabilities, less current maturities, respectively, as of December 31, 2025, on the consolidated condensed balance sheets. In addition, certain prior period amounts in the consolidated statements of cash flows have been reclassified for separate presentation of amortization of operating lease right-of-use assets and operating lease liabilities, with no effect on the previously reported net cash provided by operating activities. These reclassifications were made to conform to the current financial statement presentation.
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
Headquartered in Murfreesboro, Tennessee, FirstFleet brings added scale to Werner with approximately 2,400 tractors, 11,000 trailers and 37 strategically located properties near 130 customer sites around the country. The results of operations for FirstFleet are included in our consolidated financial statements beginning January 27, 2026. Revenues generated by FirstFleet are reported in our Dedicated operating segment within the Truckload Transportation Services (“TTS”) reportable segment. For the three and six months ended June 30, 2026, our consolidated operating results included FirstFleet revenues of $169.1 million and $277.0 million, respectively, and net income of $1.1 million and $3.0 million, respectively. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $4.3 million and $10.3 million for the three and six months ended June 30, 2026, respectively, which is included in other operating expenses on the consolidated statements of income.
Provisional Purchase Price Allocation
We accounted for the FirstFleet purchase using the acquisition method of accounting under GAAP. The purchase price has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The estimated fair values of the assets acquired and liabilities assumed are considered provisional for FirstFleet, pending the completion of acquired tangible assets valuations, the assessment of operating and finance leases right-of-use assets and related liabilities, independent valuation of acquired intangible assets, calculations of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed and the income taxes receivable, and the determination of insurance reserve liabilities. The determination of estimated fair values requires management to make significant estimates and assumptions. We believe that the information available provides a reasonable basis for estimating the values of assets acquired and liabilities assumed in the FirstFleet acquisition; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date, and such adjustments may impact future earnings. We expect to finalize the valuation of assets and liabilities for FirstFleet as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed in the FirstFleet acquisition will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill. As of June 30, 2026, no adjustments have been made to the provisional purchase price allocation.

The following table summarizes the provisional purchase price allocation for FirstFleet as of June 30, 2026 (in thousands):

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
(1) At closing, $11.9 million of the cash consideration was placed in escrow to secure certain indemnification obligations of the sellers and to cover post-closing adjustments. During the six months ended June 30, 2026, $5.9 million was returned to the sellers. As of June 30, 2026, $6.0 million remains in escrow subject to the satisfaction of certain indemnification and post-closing obligations.
(2) The FirstFleet contingent consideration is recorded in other current liabilities on the consolidated condensed balance sheet as of June 30, 2026. For additional information regarding the valuation of the contingent liability, see Note 7 – Fair Value.
(3) Deferred cash payments of $7.4 million were made during the six months ended June 30, 2026.
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

The following table summarizes the unaudited pro forma financial information (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2026	2025
Operating revenues	$909,606	$1,792,309	$1,775,709
Net income	45,528	19,338	31,943
Earnings per share - basic	0.75	0.32	0.52
Earnings per share - diluted	0.75	0.32	0.52
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
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Truckload Transportation Services	$702,572	$517,647	$1,296,884	$1,019,522
Werner Logistics	211,732	221,177	407,568	416,735
Inter-segment eliminations	2	(4,749)	(105)	(8,812)
Transportation services	914,306	734,075	1,704,347	1,427,445
Other revenues	19,621	19,073	38,190	37,817
Total revenues	$933,927	$753,148	$1,742,537	$1,465,262

The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$891,223	$715,677	$1,668,557	$1,390,919
Mexico	39,639	33,557	68,474	67,168
Canada	3,065	3,914	5,506	7,175
Total revenues	$933,927	$753,148	$1,742,537	$1,465,262
Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At June 30, 2026 and December 31, 2025, the accounts receivable, trade, net, balance was $490.9 million and $394.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At June 30, 2026 and December 31, 2025, the balance of contract assets was $6.4 million and $5.3 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At June 30, 2026 and December 31, 2025, the balance of contract liabilities was $1.7 million and $1.1 million, respectively. The amount of revenues recognized in the six months ended June 30, 2026 that was included in the December 31, 2025 contract liability balance was $1.1 million. We have recognized contract liabilities within the accounts payable financial statement caption on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the six months ended June 30, 2026 and 2025, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(4) ASSETS HELD FOR SALE
Assets held for sale consist of tractors and trailers removed from service and held for sale. These assets held for sale are recorded at the lower of carrying amount or fair value less cost to sell, and are expected to be sold within the next 12 months. The entire $12.0 million and $32.6 million recorded in assets held for sale at June 30, 2026 and December 31, 2025, respectively, are comprised of revenue equipment. Net gains or losses on disposals of property and equipment classified as assets held for sale are recorded in restructuring and impairment on the consolidated statements of income. During the three and six months ended June 30, 2026, the Company incurred impairment losses of $4.1 million related to certain tractors and trailers as a result of the restructuring of our One-Way Truckload operating segment. During the three and six months ended June 30, 2025, the Company did not recognize impairment losses related to assets held for sale.
(5) GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill by segment for the six months ended June 30, 2026 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2025	$46,056	$83,048	$129,104
Goodwill recorded in acquisition of FirstFleet	9,472	—	9,472
Balance as of June 30, 2026	$55,528	$83,048	$138,576

The following table presents acquired intangible assets (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$82,600	$(24,880)	$57,720	$60,000	$(20,939)	$39,061
Trade names	7,600	(2,375)	5,225	7,600	(2,058)	5,542
Total intangible assets	$90,200	$(27,255)	$62,945	$67,600	$(22,997)	$44,603
Amortization expense on intangible assets was $2.2 million and $4.3 million for the three and six months ended June 30, 2026, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of June 30, 2026, we estimate future amortization expense for intangible assets will be $4.4 million for the remainder of 2026, and $8.9 million for each of the next four fiscal years and $8.7 million for the fifth succeeding fiscal year.
(6) LEASES
Lessee Disclosures
We lease real estate under operating leases and revenue equipment (tractors and trailers) under both operating and finance leases. The leases have terms which range from 2 years to 18 years, and some include options to renew. Renewal terms are included in the lease term when it is reasonably certain that we will exercise the option to renew.
Operating leases are included in operating lease right-of-use assets, net, current maturities of operating lease liabilities and operating lease liabilities, less current maturities on the consolidated condensed balance sheets. Finance leases are included in finance lease right-of-use assets, net, current maturities of finance lease liabilities and finance lease liabilities, less current maturities on the consolidated condensed balance sheets.
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
The following table presents the weighted average remaining lease term and discount rate:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	2.9	4.5
Finance leases	2.0	N/A
Weighted-average discount rate
Operating leases	4.7%	5.0%
Finance leases	2.8%	N/A

The following table presents the maturities of operating and finance lease liabilities as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases
2026 (remaining)	$36,171	$21,354
2027	33,709	12,542
2028	20,325	7,471
2029	12,030	4,513
2030	3,680	5,083
Thereafter	5,602	—
Total undiscounted lease payments	$111,517	$50,963
Less: Imputed interest	(7,879)	(2,676)
Present value of lease liabilities	$103,638	$48,287
The following table presents supplemental disclosures for the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$22,402	$8,758
Operating cash flows for finance leases	619	N/A
Financing cash flows for finance leases	6,838	N/A

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$9,890	$2,542
Finance leases	—	N/A
The following table presents the classification of lease cost components (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Classification	2026	2025	2026	2025
Operating lease cost	Rent and purchased transportation	$13,524	$4,478	$24,630	$8,980
Short-term lease cost	Rent and purchased transportation	4,353	2,168	7,758	4,280
Variable lease cost	Rent and purchased transportation	—	—	—	—
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	2,585	N/A	4,203	N/A
Interest on lease liabilities	Interest Expense	356	N/A	619	N/A
Total lease cost		$20,818	$6,646	$37,210	$13,260
Lessor Disclosures
We are the lessor of tractors and trailers (revenue equipment) under operating leases with initial terms of 1 year to 10 years. At times, we also lease or sublease real estate to third parties. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.1 million and $6.4 million for the three and six months ended June 30, 2026, respectively, and $2.9 million and $5.5 million for the three and six months ended June 30, 2025, respectively.
The following table presents information about the maturities of these operating leases as of June 30, 2026 (in thousands):

2026 (remaining)	$6,160
2027	4,352
2028	—
2029	—
2030	—
Thereafter	—
Total	$10,512

The owned assets underlying our leases as lessor primarily consist of revenue equipment. As of June 30, 2026 and December 31, 2025, the gross carrying value of such revenue equipment underlying these leases was $72.9 million and $72.5 million, respectively, and accumulated depreciation was $31.0 million and $32.0 million, respectively. Depreciation expense for these assets was $2.3 million and $4.6 million for the three and six months ended June 30, 2026, respectively, and $2.1 million and $4.1 million for the three and six months ended June 30, 2025, respectively.
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		June 30, 2026	December 31, 2025
Assets
Other non-current assets
Pay-fixed interest rate swaps (1)	2	$1,140	$—
Equity securities (2)	2	88	73
Total assets at fair value		$1,228	$73
Liabilities
Other current liabilities
Pay-fixed interest rate swaps (1)	2	$868	$465
Contingent consideration associated with acquisition	3	30,387	—
Total other current liabilities		31,255	465
Other long-term liabilities:
Pay-fixed interest rate swaps (1)	2	—	3,361
Total liabilities at fair value		$31,255	$3,826

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
The following table presents changes in the fair value of our contingent earnout liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$30,000	$9,421	$—	$9,315
Contingent consideration associated with the acquisition of FirstFleet (1)	—	—	30,000	—
Payment for contingent consideration (2)	—	(1,500)	—	(1,500)
Change in fair value (3)	387	(7,921)	387	(7,815)
Balance at end of period	$30,387	$—	$30,387	$—
(1) For additional information regarding our FirstFleet contingent consideration arrangement, see Note 2 – Business Acquisition.
(2) The final outcome of the contingent consideration arrangement related to the Baylor Trucking, Inc. acquisition was negotiated and paid in April 2025, as certain financial performance goals were achieved. The contingent earnout period was scheduled to end on October 31, 2025.
(3) For the three and six months ended June 30, 2025, the change in fair value primarily represents a net favorable change to the contingent earnout liability resulting from the finalization of the Baylor Trucking Inc. contingent consideration arrangement in April 2025.
The estimated fair value of our contingent consideration arrangement is based upon a Black-Scholes-Merton valuation model for the acquired entity. The fair value of the contingent consideration is a Level 3 measurement within the fair value hierarchy. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any change in the fair value of the contingent consideration subsequent to the acquisition date and prior to settlement will be recognized in other operating expenses on the consolidated statements of income.
We have ownership interests in investments, primarily Mastery Logistics Systems, Inc. (“MLSI”), which do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. Our ownership interest in Autotech Fund III, L.P. (“Autotech Fund III”) and Autotech Fund IV, L.P. (“Autotech Fund IV”) (collectively, the “Autotech Funds”) are accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For additional information regarding the valuation of these investments, see Note 8 – Investments.
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
(8) INVESTMENTS
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other non-current assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of June 30, 2026 and December 31, 2025, the value of our investment in MLSI was $109.9 million, and the value of our other equity investments without readily determinable fair values was $0.4 million. No gains or losses were recorded for the three and six months ended June 30, 2026 and 2025.

The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment in equity securities	$—	$11	$—	$6,021
As of June 30, 2026, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $64.9 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other non-current assets on the consolidated condensed balance sheets. As of June 30, 2026 and December 31, 2025, the value of this investment was $0.1 million. For additional information regarding the fair value of this equity investment, see Note 7 – Fair Value.
The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss (gain) on investments in equity securities	$11	$33	$(15)	$35
Equity Method Investment
We have committed to make a $20.0 million and a $10.0 million investment in Autotech Fund III and Autotech Fund IV, respectively, pursuant to limited partnership agreements. The Autotech Funds are managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest in each fund individually and in the aggregate, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323. As a limited partner in each fund, we make periodic capital contributions toward these total commitment amounts. As of June 30, 2026 and December 31, 2025, the value of our investment in the Autotech Funds was $14.5 million and $11.7 million, respectively, and is recorded in other non-current assets on the consolidated condensed balance sheets. As of June 30, 2026, the carrying amount of Autotech Fund III was updated using operating results through March 31, 2026, as this is the most recent information available to us at this time. As of June 30, 2026, the carrying amount of Autotech Fund IV approximates its fair value.
The following table summarizes the activity related to our equity method investments during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital contributions	$2,000	$1,760	$2,000	$1,760
Earnings from equity method investments	(650)	(719)	(736)	(842)
As of June 30, 2026, our cumulative capital contributions in the Autotech Funds were $13.6 million.
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

Availability of such funds under the 2022 Credit Agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of June 30, 2026, we were in compliance with these covenants.
We have entered into variable-for-fixed interest rate swap agreements in order to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness. Under the terms of our interest rate swap agreements, we receive monthly variable-rate interest payments based on one-month Term SOFR and make monthly fixed-rate interest payments as specified in the interest rate swap agreements. We have designated our interest rate swap agreements as cash flow hedges. Changes in fair value of outstanding derivatives in cash flow hedges are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income until earnings are impacted by the hedged transactions. In June 2026, we entered into two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $90.0 million, maturing in June 2029. Subsequent to the end of the quarter, in July 2026, two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $90.0 million matured. For additional information regarding our interest rate swaps, see Note 7 - Fair Value.
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
On June 5, 2026, we entered into a third amendment to the LSA with various lenders, increasing the maximum funding available for eligible receivables from $325.0 million to $350.0 million, which may increase to $400.0 million upon WRC’s request and acceptance by the lenders. The third amendment to the LSA also incorporates language from the Performance Guaranty Agreement entered into by the Company on June 5, 2026, which provides an unconditional, irrevocable guaranty to the secured parties under the LSA, supporting the obligations (monetary and non-monetary) of WRC, the Company as the servicer, and any other originators under the LSA. The guaranty remains in effect until all obligations are paid and performed in full. As of June 30, 2026, the performance risk under the guaranty is considered remote due to no adverse credit indicators. Subsequent to the end of the quarter, on July 7, 2026, we entered into a fourth amendment to the LSA, increasing the maximum funding available from $350.0 million to $375.0 million. Borrowings under the LSA bear interest at (i) a commercial paper rate or (ii) one-month Term SOFR, plus 0.10%. The LSA also requires us to pay nonrefundable drawn and undrawn fees on the average daily used and unused amounts of the commitment, respectively.
The LSA is subject various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type, including a minimum borrower’s net worth covenant. As of June 30, 2026, we were in compliance with these covenants.
The following table presents total debt under the 2022 Credit Agreement and the LSA (together, “the Credit Facilities”) (in thousands):

	June 30, 2026	December 31, 2025
Long-term debt, net of current portion
2022 Credit Agreement	$443,000	$427,000
LSA (weighted average interest rate of 4.50% at June 30, 2026)	350,000	325,000
Total long-term debt, net of current portion	793,000	752,000
Total debt (1)	$793,000	$752,000
(1) As of June 30, 2026, we effectively fixed the interest rate on a portion of our outstanding variable-rate debt using the following interest rate swaps:
•$90.0 million which is effectively fixed at 6.24% with interest rate swap agreements through July 2026;
•$75.0 million which is effectively fixed at 6.36% with an interest rate swap agreement through April 2027;
•$75.0 million which is effectively fixed at 6.21% with an interest rate swap agreement through May 2027;
•$60.0 million which is effectively fixed at 5.27% with interest rate swap agreements through July 2028;
•$75.0 million which is effectively fixed at 5.26% with an interest rate swap agreement through August 2028; and
•$90.0 million which is effectively fixed at 5.58% with interest rate swap agreements through June 2029.

Our total available borrowing capacity was $599.9 million as of June 30, 2026, consisting of $599.9 million under the 2022 Credit Agreement after considering $32.1 million in stand-by letters of credit under which we are obligated. As of June 30, 2026, no borrowing capacity was available under the LSA.
Availability under the LSA is calculated as follows (in thousands):

June 30, 2026
Borrowing base, based on eligible receivables	$350,000
Less: outstanding borrowings	(350,000)
Availability under LSA	$—
For information regarding the fair value of our debt and interest rate swaps, see Note 7 – Fair Value.
At June 30, 2026, the aggregate maturities of future debt principal payments under the Credit Facilities are as follows (in thousands):

2026 (remaining)	$—
2027	793,000
2028	—
2029	—
Total	$793,000
(10) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $139.8 million at June 30, 2026.
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
In October 2025, we reached an agreement with the plaintiffs in the consolidated class action lawsuits entitled Abarca et al. v. Werner that are pending in the United States District Court for the District of Nebraska, to settle these cases for a combined $18.0 million after more than a decade of litigation. The proceeding was instituted on June 4, 2014 in the Superior Court for Alameda County, California and was transferred to the United States District Court for the District of Nebraska on October 20, 2014. The cases, which were brought by a small group of drivers and later certified as a class action with tens of thousands of class members and covered the years from mid-2010 to late 2023, involved claims for failure to provide meal and rest breaks (and such meal and rest break claims were dismissed via summary judgment on June 1, 2021), alleged unpaid wages, unauthorized deductions, and other items. The Court entered preliminary approval February 5, 2026. The settlement is still subject to court final approval. A liability balance of $17.7 million and $18.0 million for this agreement is included in other current liabilities on the consolidated condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively.
(11) RESTRUCTURING AND IMPAIRMENT COSTS
During the fourth quarter 2025, we began to incur costs in connection with the strategic restructuring of our One-Way Truckload business to enhance long-term profitability and fleet utilization by maximizing production and mitigating unprofitable freight. Key steps in this initiative include exiting selective unprofitable regional and short-haul truckload freight, further integrating our one-way acquisition operations, and a further shift in the One-Way Truckload fleet composition toward more specialized, expedited (“Expedited”), and team capacity. This repositioning focuses on eliminating underperforming business. We believe this restructuring reflects the necessary steps to rationalize our assets and business model for future margin expansion.

The following table summarizes activity in our restructuring liability during the three and six months ended June 30, 2026, which is included in other current liabilities on the consolidated condensed balance sheets (in thousands):

Other Revenue Equipment Costs
Restructuring liability balance, March 31, 2026	$5,016
Costs paid or otherwise settled	(1,404)
Restructuring liability balance, June 30, 2026	$3,612

Other Revenue Equipment Costs
Restructuring liability balance, December 31, 2025	$6,643
Costs paid or otherwise settled	(3,031)
Restructuring liability balance, June 30, 2026	$3,612
During the three and six months ended June 30, 2026, we recognized $4.1 million in restructuring and impairment costs on the consolidated statements of income. These costs relate to the impairment of revenue equipment in our One-Way Truckload business.
The following table summarizes the cumulative amount of restructuring and impairment costs incurred as of June 30, 2026 related to the restructuring of our One-Way Truckload business (in thousands):

Financial Statement Classification	Intangible Asset Impairment	Revenue Equipment Impairment	Other Revenue Equipment Costs	Current Assets (1)	Total
Restructuring and impairment	$21,735	$18,454	$6,643	$1,487	$48,319
(1) Costs relating to the removal of prepaid expenses, inventory, and other current assets.
These costs are recorded in our One-Way Truckload operating segment. There may be changes in previously recorded estimates as assets are sold, payments are made, and further restructuring actions are completed. All restructuring and impairment activities are expected to be completed by the end of 2026.
(12) EARNINGS PER SHARE
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Werner	$6,350	$44,062	$2,088	$33,964
Weighted average common shares outstanding	59,965	60,888	59,938	61,386
Dilutive effect of stock-based awards	275	113	258	146
Shares used in computing diluted earnings per share	60,240	61,001	60,196	61,532
Basic earnings per share	$0.11	$0.72	$0.03	$0.55
Diluted earnings per share	$0.11	$0.72	$0.03	$0.55

(13) SEGMENT INFORMATION
We have two reportable segments – TTS and Werner Logistics.
The TTS reportable segment consists of two operating segments, Dedicated and One-Way Truckload. These operating segments are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Revenues for the TTS segment include a small amount of non-trucking revenues which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where we utilize a third-party capacity provider. Results of operations for FirstFleet are included in our Dedicated operating segment within the TTS reportable segment beginning January 27, 2026. For additional information regarding the FirstFleet acquisition, see Note 2 – Business Acquisition.
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

The following tables summarize our segment information (in thousands):

	Three Months Ended June 30, 2026
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$702,574	$211,732	$914,306
Inter-segment revenues	(2)	—	(2)
Reportable segment revenues	702,572	211,732	914,304
Reconciliation of revenues:
Other revenues (1)			19,621
Elimination of inter-segment revenues			2
Consolidated revenues			$933,927
Less operating expenses: (2)
Salaries, wages and benefits	282,579	18,068	300,647
Fuel	118,606	903	119,509
Supplies and maintenance	70,798	2,973	73,771
Taxes and licenses	22,995	216	23,211
Insurance and claims	40,193	1,109	41,302
Depreciation and amortization	73,287	3,692	76,979
Rent and purchased transportation	58,616	187,663	246,279
Communications and utilities	4,333	329	4,662
Gains on sales of property and equipment	(2,040)	(99)	(2,139)
Other segment items (3)	6,087	748	6,835
Reportable segment operating expenses	675,454	215,602	891,056
Reportable segment operating income (loss)	$27,118	$(3,870)	$23,248
Reconciliation of operating income:
Other operating loss (1)			(6,327)
Consolidated operating income			$16,921

	Three Months Ended June 30, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$512,898	$221,177	$734,075
Inter-segment revenues	4,749	—	4,749
Reportable segment revenues	517,647	221,177	738,824
Reconciliation of revenues:
Other revenues (1)			19,073
Elimination of inter-segment revenues			(4,749)
Consolidated revenues			$753,148
Less operating expenses: (2)
Salaries, wages and benefits (4)	225,123	18,044	243,167
Fuel	59,731	338	60,069
Supplies and maintenance	53,710	2,916	56,626
Taxes and licenses	22,662	244	22,906
Insurance and claims (5)	(7,555)	506	(7,049)
Depreciation and amortization	65,207	3,868	69,075
Rent and purchased transportation	40,110	190,293	230,403
Communications and utilities	3,107	228	3,335
Gains on sales of property and equipment	(5,799)	(420)	(6,219)
Other segment items (3)	(2,738)	832	(1,906)
Reportable segment operating expenses	453,558	216,849	670,407
Reportable segment operating income	$64,089	$4,328	$68,417
Reconciliation of operating income:
Other operating loss (1)			(2,096)
Consolidated operating income			$66,321

	Six Months Ended June 30, 2026
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$1,296,779	$407,568	$1,704,347
Inter-segment revenues	105	—	105
Reportable segment revenues	1,296,884	407,568	1,704,452
Reconciliation of revenues:
Other revenues (1)			38,190
Elimination of inter-segment revenues			(105)
Consolidated revenues			$1,742,537
Less operating expenses: (2)
Salaries, wages and benefits	538,163	35,515	$573,678
Fuel	200,105	1,521	201,626
Supplies and maintenance	132,262	5,921	138,183
Taxes and licenses	45,418	444	45,862
Insurance and claims	81,463	1,636	83,099
Depreciation and amortization	143,774	7,460	151,234
Rent and purchased transportation	106,775	358,265	465,040
Communications and utilities	8,332	711	9,043
Gains on sales of property and equipment	(6,656)	(200)	(6,856)
Other segment items (3)	6,192	2,170	8,362
Reportable segment operating expenses	1,255,828	413,443	1,669,271
Reportable segment operating income (loss)	$41,056	$(5,875)	$35,181
Reconciliation of operating income:
Other operating loss (1)			(14,265)
Consolidated operating income			$20,916

	Six Months Ended June 30, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$1,010,710	$416,735	$1,427,445
Inter-segment revenues	8,812	—	8,812
Reportable segment revenues	1,019,522	416,735	1,436,257
Reconciliation of revenues:
Other revenues (1)			37,817
Elimination of inter-segment revenues			(8,812)
Consolidated revenues			$1,465,262
Less operating expenses: (2)
Salaries, wages and benefits (4)	442,826	36,300	479,126
Fuel	122,164	698	122,862
Supplies and maintenance	105,048	5,589	110,637
Taxes and licenses	44,619	467	45,086
Insurance and claims (5)	35,519	1,128	36,647
Depreciation and amortization	128,253	7,560	135,813
Rent and purchased transportation	78,563	359,512	438,075
Communications and utilities	6,715	585	7,300
Gains on sales of property and equipment	(9,087)	(719)	(9,806)
Other segment items (3)	1,729	1,762	3,491
Reportable segment operating expenses	956,349	412,882	1,369,231
Reportable segment operating income	$63,173	$3,853	$67,026
Reconciliation of operating income:
Other operating loss (1)			(6,537)
Consolidated operating income			$60,489
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
(3) Other segment items for each reportable segment primarily includes costs for professional services. During the three and six months ended June 30, 2026, other segment items for the TTS segment incurred $4.1 million of restructuring and impairment costs, see Note 11 – Restructuring and Impairment Costs. During the three and six months ended June 30, 2025, other segment items for the TTS segment were partially offset by a net favorable change of $7.9 million and $7.8 million, respectively, to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. For additional information regarding this contingent consideration arrangement, see Note 7 – Fair Value.
(4) During the three and six months ended June 30, 2025, salaries, wages and benefits for the TTS and Werner Logistics segments included severance costs of $0.9 million and $0.4 million, respectively, related to cost saving initiatives.
(5) During the three and six months ended June 30, 2025, insurance and claims expense for the TTS segment was offset by a $45.7 million liability reversal as a result of a favorable decision related to a previously disclosed lawsuit arising from a December 2014 accident.
(14) SUBSEQUENT EVENT
On July 7, 2026, we entered into a fourth amendment to the LSA, increasing the maximum funding available from $350.0 million to $375.0 million. For additional information regarding our credit facilities, see Note 9 – Debt and Credit Facilities.

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
Our most significant resource requirements are company drivers, independent contractors, tractors, and trailers with respect to our TTS segment, and qualified third-party capacity providers with respect to our Werner Logistics segment. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Our financial results are affected by company driver and independent contractor availability and the markets for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims; workers’ compensation claims; and associate health claims (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2026 to second quarter 2025, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and non-driver salaries, wages and benefits. The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2026		2025		2026		2025		3ME	6ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$933,927	100.0	$753,148	100.0	$1,742,537	100.0	$1,465,262	100.0	24.0	18.9
Operating expenses:
Salaries, wages and benefits	310,964	33.3	250,451	33.2	590,625	33.9	493,676	33.7	24.2	19.6
Fuel	119,897	12.8	60,401	8.0	202,342	11.6	123,493	8.4	98.5	63.8
Supplies and maintenance	77,648	8.3	62,260	8.3	145,453	8.3	122,300	8.3	24.7	18.9
Taxes and licenses	23,383	2.5	23,100	3.1	46,211	2.7	45,444	3.1	1.2	1.7
Insurance and claims	41,425	4.4	(6,813)	(0.9)	83,353	4.8	36,964	2.5	708.0	125.5
Depreciation and amortization	78,811	8.4	70,757	9.4	155,008	8.9	140,806	9.6	11.4	10.1
Rent and purchased transportation	248,927	26.7	228,280	30.3	470,031	27.0	434,422	29.7	9.0	8.2
Communications and utilities	4,866	0.6	3,730	0.5	9,457	0.5	8,087	0.6	30.5	16.9
Restructuring and impairment	4,094	0.4	—	—	4,094	0.2	—	—	N/A	N/A
Other	6,991	0.8	(5,339)	(0.7)	15,047	0.9	(419)	—	230.9	3,691.2
Total operating expenses	917,006	98.2	686,827	91.2	1,721,621	98.8	1,404,773	95.9	33.5	22.6
Operating income	16,921	1.8	66,321	8.8	20,916	1.2	60,489	4.1	(74.5)	(65.4)
Total other expense, net	9,583	1.0	7,231	1.0	19,520	1.1	14,787	1.0	32.5	32.0
Income before income taxes	7,338	0.8	59,090	7.8	1,396	0.1	45,702	3.1	(87.6)	(96.9)
Income tax expense	2,003	0.2	15,468	2.0	522	—	12,301	0.8	(87.1)	(95.8)
Net income	5,335	0.6	43,622	5.8	874	0.1	33,401	2.3	(87.8)	(97.4)
Net loss attributable to noncontrolling interest	1,015	0.1	440	0.1	1,214	—	563	—	130.7	115.6
Net income attributable to Werner	$6,350	0.7	$44,062	5.9	$2,088	0.1	$33,964	2.3	(85.6)	(93.9)
The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for One-Way Truckload and Dedicated operations within TTS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$572,224		$450,903		$1,080,505		$883,976
Trucking fuel surcharge revenues	120,569		55,201		199,037		112,841
Non-trucking and other operating revenues	9,779		11,543		17,342		22,705
Operating revenues	702,572	100.0	517,647	100.0	1,296,884	100.0	1,019,522	100.0
Operating expenses	675,454	96.1	453,558	87.6	1,255,828	96.8	956,349	93.8
Operating income	$27,118	3.9	$64,089	12.4	$41,056	3.2	$63,173	6.2

	Three Months Ended June 30,			Six Months Ended June 30,
TTS segment	2026	2025	% Change	2026	2025	% Change
Average tractors in service	8,712	7,489	16.3%	8,583	7,452	15.2%
Average revenues per tractor per week (1)	$5,053	$4,632	9.1%	$4,842	$4,563	6.1%
Total tractors (at quarter end)
Company	8,380	7,215	16.1%	8,380	7,215	16.1%
Independent contractor	315	330	(4.5)%	315	330	(4.5)%
Total tractors	8,695	7,545	15.2%	8,695	7,545	15.2%
Total trailers (at quarter end)	35,510	24,660	44.0%	35,510	24,660	44.0%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$137,948	$164,083	(15.9)%	$274,349	$318,504	(13.9)%
Average tractors in service	1,736	2,634	(34.1)%	1,929	2,633	(26.7)%
Total tractors (at quarter end)	1,735	2,655	(34.7)%	1,735	2,655	(34.7)%
Average percentage of empty miles	14.94%	15.50%	(3.6)%	15.27%	15.75%	(3.0)%
Average revenues per tractor per week (1)	$6,114	$4,787	27.7%	$5,529	$4,650	18.9%
Average % change in revenues per total mile (1)	10.4%	2.7%		7.0%	1.5%
Average % change in total miles per tractor per week	15.7%	(2.3)%		10.8%	(2.9)%
Average completed trip length in miles (loaded)	685	581	17.9%	679	579	17.3%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$434,276	$286,820	51.4%	$806,156	$565,472	42.6%
Average tractors in service	6,976	4,855	43.7%	6,654	4,819	38.1%
Total tractors (at quarter end)	6,960	4,890	42.3%	6,960	4,890	42.3%
Average revenues per tractor per week (1)	$4,789	$4,542	5.4%	$4,654	$4,512	3.1%
(1)Net of fuel surcharge revenues.
The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income (loss), as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$211,732	100.0	$221,177	100.0	$407,568	100.0	$416,735	100.0
Operating expenses:
Purchased transportation expense	185,744	87.7	188,326	85.1	354,274	86.9	355,484	85.3
Other operating expenses	29,858	14.1	28,523	12.9	59,169	14.5	57,398	13.8
Total operating expenses	215,602	101.8	216,849	98.0	413,443	101.4	412,882	99.1
Operating income (loss)	$(3,870)	(1.8)	$4,328	2.0	$(5,875)	(1.4)	$3,853	0.9

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics segment	2026	2025	% Change	2026	2025	% Change
Average tractors in service	27	28	(3.6)%	26	24	8.3%
Total tractors (at quarter end)	27	23	17.4%	27	23	17.4%
Total trailers (at quarter end)	2,470	3,650	(32.3)%	2,470	3,650	(32.3)%
Total containers (at quarter end)	375	200	87.5%	375	200	87.5%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating Revenues and Operating Profitability
Operating revenues increased 24.0% for the three months ended June 30, 2026, compared to the same period of the prior year. When comparing second quarter 2026 to second quarter 2025, TTS segment revenues increased $184.9 million, or 35.7%, and Werner Logistics revenues decreased $9.4 million, or 4.3%. The increase in TTS segment revenues was primarily due to $169.1 million of operating revenues related to our FirstFleet acquisition in the second quarter 2026. We had operating income of $16.9 million in second quarter 2026 compared to operating income of $66.3 million in second quarter 2025, and our operating margin percentage decreased to 1.8% in second quarter 2026 from 8.8% in second quarter 2025. TTS segment had operating income of $27.1 million in second quarter 2026 compared to operating income of $64.1 million in second quarter 2025, and its operating margin percentage decreased to 3.9% in second quarter 2026 from 12.4% in second quarter 2025. The decrease in our consolidated and TTS segment operating results during the second quarter 2026 was due primarily to the prior year impacts of a $45.7 million liability reversal through insurance and claims expense as a result of a previously disclosed favorable decision related to a lawsuit arising from a December 2014 accident, and a net favorable change of $7.9 million to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. For additional information related to the contingent consideration arrangement, see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. These impacts from the prior year were partially offset by the addition of FirstFleet operating results, profitability improvement in One-Way Truckload related to our recent restructuring efforts, and lower insurance and claims expense for our legacy business (not including FirstFleet) during the second quarter 2026. In fourth quarter 2025, we began a strategic restructuring of our One-Way Truckload business, a decisive action designed to significantly enhance long-term profitability and fleet utilization by maximizing production and mitigating unprofitable freight. Key steps in this initiative include exiting selective unprofitable regional and short-haul truckload freight, further integrating our one-way acquisition operations, and a further shift in the One-Way Truckload fleet composition toward more specialized, Expedited, and team capacity. This repositioning is focused on eliminating underperforming business. For additional information related to the restructuring and impairment charges, see Note 11 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.
Werner Logistics had an operating loss of $3.9 million in second quarter 2026 compared to operating income of $4.3 million in second quarter 2025, and its operating margin percentage decreased to (1.8)% in second quarter 2026 from 2.0% in second quarter 2025. Truckload Logistics operating margin was pressured during second quarter 2026, as higher spot freight rates drove an increase in purchased transportation costs as a percentage of operating revenues. We are focused on proactively engaging with customers on resetting to higher contract rates. We believe the margin pressure is mostly transitory as contract rates are reset. As a result, we expect Logistics margins to improve during the second half of 2026.
In January 2026, we expanded our Dedicated offering through the acquisition of FirstFleet, adding scale, density and exposure to what we believe are more resilient customer markets, including grocery and food & beverage. At the same time, we also restructured our One-Way Truckload business to create a more balanced and higher-producing network to improve profitability. Our Dedicated business remains strong as customer retention remains high, and we have been successful in continuing to secure rate increases on renewals. In addition, Dedicated customers are expanding existing fleets, and we continue to have success with customers in new markets. Werner Logistics profitability continues to be impacted by ongoing pricing pressure. Industry capacity has continued to contract driven by regulatory enforcement actions related to non-domiciled commercial driver's licenses (“CDLs”), B1 Visas, and English Language Proficiency standards. In addition, increased competition for high-quality drivers, combined with rising fuel, insurance and equipment replacement costs, may further limit capacity. We anticipate further capacity attrition, along with seasonal peak volumes, to improve freight rates through the remainder of 2026.
In the TTS segment, trucking revenues, net of fuel surcharge, increased 26.9% in second quarter 2026 compared to second quarter 2025 due to a 16.3% increase in the average number of tractors in service and a 9.1% increase in average revenues per tractor per week, net of fuel surcharge. The TTS segment average number of tractors in service increase was due primarily to a 43.7% increase in Dedicated average tractors in service, which was mostly due to the addition of FirstFleet, partially offset by a 34.1% decrease in One-Way Truckload average tractors in service as a result of our One-Way Truckload restructuring plan, and slightly lower legacy Dedicated tractors. The result of our One-Way Truckload restructuring is showing early gains, with second quarter 2026 One-Way Truckload average revenues per tractor per week, net of fuel surcharge increasing 27.7%, average total miles per tractor per week up 15.7%, and One-Way Truckload revenues per total mile, net of fuel surcharge increasing 10.4%, compared to second quarter 2025, reflecting the combined effect of our restructuring and pricing actions. We expect One-Way Truckload fleet average revenues per total mile, net of fuel surcharge, to increase 10% to 13% in third quarter 2026 compared to third quarter 2025, as we expect ongoing pricing improvement as more contract renewals become effective, alongside anticipated seasonal demand later in the year. The increase in TTS average revenues per tractor per week, net of fuel surcharge was also due to a 5.4% increase in Dedicated average revenues per tractor per week, net of fuel surcharge. We are raising our full-year 2026 guidance for Dedicated average revenues per tractor per week, net of fuel surcharge, from a range of flat or increase up to 3%, to a range of an increase of 3% to 5%, as we have been successful in securing price increases in contract renewals for both our legacy Dedicated fleet and FirstFleet business.

The average number of tractors in service in the TTS segment increased 16.3% to 8,712 in second quarter 2026 from 7,489 in second quarter 2025. We ended second quarter 2026 with 8,695 tractors in the TTS segment, an increase of 1,150 tractors compared to the end of second quarter 2025, and a sequential decrease of 345 tractors compared to the end of the first quarter 2026. Within TTS, Dedicated ended second quarter 2026 with 6,960 tractors (or 80% of our total TTS segment fleet) compared to 4,890 tractors (or 65%) a year ago. We our revising our full-year 2026 guidance for TTS average tractors in service from up 23% to 28% to a range of up 16% to 18% when compared to the same period in 2025. A portion of our previously anticipated growth in the second half may be delayed beyond year end, in part from further productivity gains we are realizing with our revenue equipment across the TTS segment, coupled with a slower pace of driver hiring, as there are currently fewer quality drivers available across the industry.
Trucking fuel surcharge revenues increased 118.4% to $120.6 million in second quarter 2026 from $55.2 million in second quarter 2025 due primarily to higher average diesel fuel prices in second quarter 2026 and the impact of the FirstFleet acquisition. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three divisions. Werner Logistics recorded a minimal amount of revenue and brokered freight expense in second quarter 2026 and $4.7 million in second quarter 2025 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2026, Werner Logistics revenues decreased $9.4 million, or 4.3%, compared to second quarter 2025. Truckload Logistics revenues (72% of total Werner Logistics segment revenues) decreased $17.8 million, or 10%, in second quarter 2026, driven by a decrease in shipments of 29%, partially offset by a 26% increase in revenue per shipment. Intermodal revenues (16% of total Werner Logistics segment revenues) increased $5.4 million, or 18%, due to an increase in shipments of 17% and a 2% increase in revenue per shipment. Final Mile revenues (12% of total Werner Logistics segment revenues) increased $3.0 million, or 14%, in second quarter 2026, and increased 13% sequentially.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 98.2% in second quarter 2026 compared to 91.2% in second quarter 2025. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 31 through 32 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $60.5 million, or 24.2%, in second quarter 2026 compared to second quarter 2025, and increased 0.1% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to increased driver and non-driver pay and higher benefit costs, as we had a higher average number of employees. These increases were due primarily to the impact of the FirstFleet acquisition. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 1.7% in second quarter 2026 compared to second quarter 2025.
We renewed our workers’ compensation insurance coverage on April 1, 2026. Our coverage levels are the same as the prior policy year. We maintain a self-insurance retention of up to $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2026 are $0.6 million higher than the previous policy year due to the FirstFleet acquisition.
Competition for high-quality drivers has increased. A competitive driver market presents labor challenges for customers and carriers alike. Several factors impacting the driver market include a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including competitive driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing in our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel increased $59.5 million, or 98.5%, in second quarter 2026 compared to second quarter 2025, and increased 4.8% as a percentage of operating revenues, due primarily to higher average diesel fuel prices in second quarter 2026 and the impact of the FirstFleet acquisition. Average diesel fuel prices were $1.67 per gallon higher in second quarter 2026 than in second quarter 2025, and were $1.08 per gallon higher than in first quarter 2026.
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
For July 2026, the average diesel fuel price per gallon was $1.31 higher than the average diesel fuel price per gallon in July 2025, and $1.38 higher than in third quarter 2025.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $15.4 million, or 24.7%, in second quarter 2026 compared to second quarter 2025, and was flat as a percentage of operating revenues. The expense increase was driven by an increase in over-the-road tractor and trailer maintenance, in-house tractor maintenance, and higher toll and tire costs in second quarter 2026, resulting primarily from the FirstFleet acquisition.
Insurance and claims increased $48.2 million, or 708.0%, in second quarter 2026 compared to second quarter 2025, and increased 5.3% as a percentage of operating revenues, due primarily to the impact of a $45.7 million liability reversal through insurance and claims expense in second quarter 2025 as a result of a favorable decision related to an adverse jury verdict rendered on May 17, 2018 for a December 2014 accident, effectively ending the lawsuit in favor of Werner. The addition of insurance and claims expense in connection with the FirstFleet acquisition in January 2026 is also contributing to the increase in insurance and claims expense year over year. These increases were partially offset by lower unfavorable reserve development in second quarter 2026 compared to the same period in 2025. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We believe our elevated insurance and claims expense is generally a reflection of the ongoing unprecedented rise in verdicts and litigation settlements across the industry, particularly for larger carriers.
We renewed our liability insurance policies on August 1, 2026, and are responsible for the first $15.0 million per claim on all claims with an annual $7.5 million aggregate for claims between $15.0 million and $20.0 million, consistent with the prior year. We maintain liability insurance coverage with insurance carriers in excess of the $15.0 million per claim. Our liability insurance premiums per mile for the policy year that began August 1, 2026 increased approximately six percent from the previous policy year.
Depreciation and amortization expense increased $8.1 million, or 11.4%, in second quarter 2026 compared to second quarter 2025, and decreased 1.0% as a percentage of operating revenues due primarily to depreciation and amortization of tangible and intangible assets recorded in the FirstFleet acquisition. These increases were partially offset by lower intangible amortization driven by a restructuring of our One-Way Truckload operating segment during the fourth quarter 2025 that impaired certain customer relationships and trade names.
The average age of our tractor fleet was 3.0 years as of June 30, 2026, and the average age of our trailers was 6.3 years. We are continuing to invest in new tractors and trailers, technology, and our terminal network in 2026 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs.

Rent and purchased transportation expense increased $20.6 million, or 9.0%, in second quarter 2026 compared to second quarter 2025, and decreased 3.6% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded a minimal amount of revenue and brokered freight expense in second quarter 2026 and $4.7 million in second quarter 2025 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense decreased $2.6 million in second quarter 2026, and increased to 87.7% as a percentage of Werner Logistics revenues in second quarter 2026 from 85.1% in second quarter 2025. The increase in the percentage of Werner Logistics revenues was due primarily to higher capacity costs year over year.
Rent and purchased transportation expense for the TTS segment increased $18.5 million in second quarter 2026 compared to second quarter 2025 due primarily to an increase in operating lease expense in connection with the FirstFleet acquisition and higher reimbursements to independent contractors related to higher average diesel fuel prices.
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
Restructuring and impairment expense was $4.1 million in second quarter 2026. As discussed above, we began a strategic restructuring of our One-Way Truckload business in fourth quarter 2025. We do not expect further restructuring expenses going forward.
Other operating expenses increased $12.3, or 230.9%, in second quarter 2026 compared to second quarter 2025, and increased 1.5% as a percentage of operating revenues due primarily to the impact of a $7.9 million net favorable change to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition in the second quarter 2025. The increase in other operating expenses was also due to acquisition expenses of $4.3 million in connection with the FirstFleet acquisition and continued integration efforts and a decrease in net gains on sales of property and equipment (primarily used tractors and trailers). Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $1.5 million in second quarter 2026 compared to $5.9 million in second quarter 2025. We sold more tractors and fewer trailers in second quarter 2026 compared to second quarter 2025, and realized lower average sale prices for our used equipment. We continue to anticipate increasing used equipment demand and resale values through the remainder of 2026. Increased supply of used equipment from regulatory enforcement is likely to be offset by equipment manufacturers production constraints, aging fleets, and higher-priced 2027 engines, which may be an incentive towards high quality used assets. As a result, we are narrowing our anticipated gains on our used equipment for full-year 2026 from a range between $8 million and $18 million to a range between $10 million and $14 million.
Other Expense (Income)
Other expense, net of other income, increased $2.4 million, or 32.5%, in second quarter 2026 compared to second quarter 2025, due primarily to a $2.2 million increase in net interest expense. Net interest expense increased due primarily to an increase in average debt outstanding, partially offset by a decrease in average interest rates. We continue to expect net interest expense to be between $40 million and $45 million for full-year 2026.
Income Tax Expense
Income tax expense decreased $13.5 million in second quarter 2026 compared to second quarter 2025 due to lower pre-tax income, partially offset by an increase in the effective income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 27.3% in second quarter 2026 compared to 26.2% in second quarter 2025. We continue to estimate our full-year 2026 effective income tax rate to be approximately 25.5% to 26.5%.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating Revenues and Operating Profitability
Operating revenues increased 18.9% for the first six months of 2026, compared to the same period of the prior year. When comparing the first six months of 2026 to the first six months of 2025, TTS segment revenues increased $277.4 million, or

27.2%, and Werner Logistics revenues decreased $9.2 million, or 2.2%. The increase in TTS segment revenues was primarily due to $277.0 million of operating revenues related to our FirstFleet acquisition in the first six months of 2026. In the TTS segment, trucking revenues, net of fuel surcharge, increased $196.5 million, due primarily to a 15.2% increase in average tractors in service and a 6.1% increase in average revenues per tractor per week, net of fuel surcharge. TTS segment fuel surcharge revenues for the first six months 2026 increased $86.2 million, or 76.4%, when compared to the same period of the prior year due to higher average diesel fuel prices and the impact of the FirstFleet acquisition. The decrease in Werner Logistics revenues was due primarily to lower volumes in Truckload Logistics, partially offset by higher volumes in Intermodal and increased Final Mile revenues. We had operating income of $20.9 million for the first six months of 2026 compared to $60.5 million for the first six months of 2025, and our operating margin percentage decreased to 1.2% for the first six months of 2026 from 4.1% for the first six months of 2025. TTS segment had operating income of $41.1 million for the first six months of 2026 compared to $63.2 million for the first six months of 2025, and its operating margin percentage decreased to 3.2% for the first six months of 2026 from 6.2% for the first six months of 2025. The decrease in our consolidated and TTS segment operating results during the first six months of 2026 was due primarily to the prior year impacts of a $45.7 million liability reversal through insurance and claims expense as a result of a previously disclosed favorable decision related to a lawsuit arising from a December 2014 accident, and a net favorable change of $7.8 million to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. These impacts from the prior year were partially offset by the addition of FirstFleet operating results, profitability improvement in One-Way Truckload related to our recent restructuring efforts, and lower insurance and claims expense for our legacy business (not including FirstFleet) during the first six months of 2026.
Werner Logistics had an operating loss of $5.9 million for the first six months of 2026 compared to operating income of $3.9 million for the first six months of 2025, and its operating margin percentage decreased to (1.4)% for the first six months of 2026 from 0.9% for the first six months of 2025, primarily due to continued operating margin pressure during the first six months of 2026, as higher spot freight rates drove an increase in purchased transportation costs as a percentage of operating revenues.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 98.8% for the six months ended June 30, 2026 and 95.9% for the six months ended June 30, 2025. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 31 through 32 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $96.9 million, or 19.6%, in the first six months of 2026 compared to the same period in 2025, and increased 0.2% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to increased driver and non-driver pay and higher benefit costs, as we had a higher average number of employees. These increases were due primarily to the impact of the FirstFleet acquisition. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 3.2% in the first six months of 2026 compared to the same period in 2025.
Fuel increased $78.8 million, or 63.8%, in the first six months of 2026 compared to the same period in 2025, and increased 3.2% as a percentage of operating revenues due to higher average diesel fuel prices in the first six months of 2026 and the impact of the FirstFleet acquisition. Average diesel fuel prices were $1.08 per gallon higher in the first six months of 2026 than in same period in 2025.
Supplies and maintenance increased $23.2 million, or 18.9%, in the first six months of 2026 compared to the same period in 2025 and remained flat as a percentage of operating revenues. The expense increase was driven by an increase in over-the-road tractor and trailer maintenance, in-house tractor maintenance, and higher toll and office supply costs in the first six months of 2026, resulting primarily from the FirstFleet acquisition.
Insurance and claims increased $46.4 million, or 125.5% in the first six months of 2026 compared to the same period in 2025, and increased 2.3% as a percentage of operating revenues, due primarily to the impact of a $45.7 million liability reversal through insurance and claims expense in second quarter 2025 as a result of a favorable decision related to an adverse jury verdict rendered on May 17, 2018 for a December 2014 accident, effectively ending the lawsuit in favor of Werner. The addition of insurance and claims expense in connection with the FirstFleet acquisition in January 2026 is also contributing to the increase in insurance and claims expense year over year. These increases were partially offset by lower expense for liability claims, resulting primarily from lower unfavorable reserve development and lower expense for new claims in the first six months of 2026 compared to the same period in 2025.
Depreciation and amortization expense increased $14.2 million, or 10.1%, in the first six months of 2026 compared to the same period in 2025, and decreased 0.7% as a percentage of operating revenues due primarily to depreciation and amortization of tangible and intangible assets recorded in the FirstFleet acquisition. These increases were partially offset by lower intangible amortization driven by a restructuring of our One-Way Truckload operating segment during the fourth quarter 2025 that impaired certain customer relationships and trade names.
Werner Logistics purchased transportation expense decreased $1.2 million in the first six months of 2026 as a result of the decline in Werner Logistics revenues, and increased 1.6% as a percentage of Werner Logistics revenues to 86.9% in the first six months of 2026 from 85.3% in the same period in 2025. The increase in the percentage of Werner Logistics revenues was due primarily to higher capacity costs year over year. Rent and purchased transportation expense for the TTS segment increased $28.2 million in the first six months of 2026 compared to the same period in 2025 due primarily to an increase in operating lease expense in connection with the FirstFleet acquisition and higher reimbursements to independent contractors related to higher average diesel fuel prices.
Restructuring and impairment expense was $4.1 million in the first six months of 2026. As discussed above, we began a strategic restructuring of our One-Way Truckload business in fourth quarter 2025.
Other operating expenses increased $15.5 million in the first six months of 2026 compared to the same period in 2025, and increased 0.9% as a percentage of operating revenues. The expense increased due primarily to acquisition expenses of $10.3 million in connection with the FirstFleet acquisition and continued integration efforts, and a decrease in net gains on sales of property and equipment (primarily used tractors and trailers) in the first six months of 2026. The increase in other operating expenses was also impacted by a $7.8 million net favorable change to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition in the second quarter of 2025. Gains on sales of property and equipment were $5.3 million in the first six months of 2026 compared to $8.8 million in the same period in 2025. We sold more tractors and fewer trailers in in the first six months of 2026 compared to the same period in 2025, and realized lower average sale prices for our used equipment.
Other Expense (Income)
Other expense, net of income, increased $4.7 million in the first six months of 2026 compared to the same period in 2025 due primarily to a $4.3 million increase in net interest expense. Net interest expense increased due primarily to an increase in average debt outstanding, partially offset by a decrease in average interest rates (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further information on our debt and interest rate swaps).
Income Tax Expense
Income tax expense decreased $11.8 million in the first six months of 2026 compared to the same period in 2025, due to lower pre-tax income, partially offset by an increase in the effective income tax rate. Our effective income tax rate increased to 37.4% in the first six months of 2026 compared to 26.9% in the first six months of 2025 due primarily to differences in discrete income tax items.
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
Management believes our financial position at June 30, 2026 is strong. As of June 30, 2026, we had $57.0 million of cash and cash equivalents and $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a maximum amount of funding available of $1.4 billion under our Credit Facilities, for which our total available borrowing capacity was $599.9 million as of June 30, 2026 (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities). We believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.

Item 7 of Part II of our 2025 Form 10-K includes our disclosure of material cash requirements as of December 31, 2025. Except as described below, there were no other material changes in the nature of these items during the six months ended June 30, 2026.
•Debt Obligations and Interest Payments – As of June 30, 2026, we had outstanding debt under the Credit Facilities with an aggregate principal amount of $793.0 million, with no principal amount expected to be paid within 12 months. As of June 30, 2026, future interest payments associated with the Credit Facilities are estimated to be $57.5 million through 2027, with $41.7 million payable within 12 months. See Note 9 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further detail of the Credit Facilities and the timing of expected future principal payments.
•Finance Leases – We assumed finance leases in connection with our FirstFleet acquisition. As of June 30, 2026, we had finance lease payment obligations of $48.3 million, with $25.1 million payable within 12 months. See Note 6 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further detail of our finance lease obligations and the timing of expected future payments.
Cash Flows
During the six months ended June 30, 2026, we generated cash flow from operations of $167.3 million, a 121.8% or $91.9 million increase in cash flows compared to the same six-month period a year ago. The increase in net cash provided by operating activities was due primarily to an increase in earnings adjusted for various noncash items, and an increase in cash provided by working capital changes for the six-month period ended June 30, 2026. We were able to make capital expenditures, make strategic investments, and pay dividends with the net cash provided by operating activities, supplemented by borrowings under our existing credit facilities.

Net investing activities used $185.8 million and $63.9 million for the six-month periods ended June 30, 2026 and 2025, respectively. Net cash invested in our FirstFleet acquisition was $184.8 million for the six-month period ended June 30, 2026. Net proceeds from the sales of property and equipment (primarily revenue equipment) were $8.6 million for the six-month period ended June 30, 2026, compared to net property and equipment additions of $58.1 million during the same period of 2025. The decrease in net capital expenditures during the first half of 2026 was due to several factors, including selling more equipment and purchasing less following our One-Way Truckload segment restructuring efforts, modest incremental use of operating leases, and a decline in technology-related capital spending as we near completion of building the technology infrastructure for our future. We are raising our full-year 2026 estimated net capital expenditure range (primarily revenue equipment) from $185 million to $225 million to $215 million to $250 million, compared to net capital expenditures in 2025 of $162.7 million. The higher capital expenditures is expected to accelerate fleet modernization and reduce the average age of our tractor fleet. The increase in expenditures also reflects a strategic pre-buy of certain 2026 model-year tractors ahead of the 2027 emissions standards. These investments are expected to improve reliability, lower repair and maintenance costs, enhance driver satisfaction and customer service, and support higher equipment gains in future years. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary. As of June 30, 2026, we were committed to property and equipment purchases of approximately $139.8 million.
Net financing activities provided $15.2 million during the six months ended June 30, 2026, and used $1.8 million during the same period in 2025. We had net borrowings on our debt under our Credit Facilities of $41.0 million during the six months ended June 30, 2026, increasing our outstanding debt to $793.0 million at June 30, 2026. We had net borrowings on our debt under our Credit Facilities of $75.0 million during the six months ended June 30, 2025. We paid dividends of $16.8 million during the six months ended June 30, 2026 and $17.3 million during the same period in 2025. We currently plan to continue paying a quarterly dividend.
We did not repurchase any shares of common stock during the six months ended June 30, 2026. Financing activities for the same period in 2025 included common stock repurchases of 2,113,007 shares at a cost of $55.6 million, including broker commissions and excise taxes. As of June 30, 2026, the Company had not purchased any shares pursuant to our current Board of Directors repurchase authorization and had 5,000,000 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of June 30, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.9 million and $2.6 million for second quarter 2026 and 2025, respectively. These gains were recorded in accumulated other comprehensive loss within stockholders’ equity on the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $465.0 million of variable interest rate debt outstanding at June 30, 2026, for which the interest rate is effectively fixed at 5.84% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $328.0 million of variable interest rate debt outstanding at June 30, 2026. Interest on our credit facilities is based on variable rates, including the Secured Overnight Financing Rate (“SOFR”) and commercial paper rate. See Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR and commercial paper rate would increase our interest expense by approximately $4.4 million for the next 12-month period.

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
As previously disclosed, we completed the acquisition of FirstFleet on January 27, 2026. Management has excluded the internal control over financial reporting of FirstFleet from the scope of the assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC's general guidance that an assessment of the effectiveness of internal control over financial reporting of a recently acquired business may be omitted from management's scope in the year of acquisition. Management continues to execute its integration plan, which includes evaluating and implementing corporate-level internal controls over FirstFleet’s separate information systems, accounting systems and operational processes. Since the date of acquisition, FirstFleet's financial results have been included in our consolidated financial statements and constituted approximately $413.2 million of total assets as of June 30, 2026, and $169.1 million and $277.0 million of revenues for the three and six months ended June 30, 2026, respectively.
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, except for our ongoing integration activities related to the FirstFleet acquisition described above, no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
On August 11, 2025, we announced a new stock repurchase program in a Form 8-K under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of June 30, 2026, the Company had not purchased any shares pursuant to the new authorization and had 5,000,000 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during second quarter 2026 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During second quarter 2026, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:

2.1
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

10.1
Amendment No. 3 to Loan and Security Agreement, dated as of June 5, 2026, by and among Werner Receivables Company, LLC as Borrower, Werner Enterprises, Inc as initial Servicer, Wells Fargo Bank, National Association as a Committed Lender and as a Group Agent, GTA Funding LLC as a Conduit Lender, and The Toronto-Dominion Bank, as a Related Committed Lender, as a Group Agent and as Administrative Agent
Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2026

10.2	Performance Guaranty, dated as of June 5, 2026, by and among Werner Enterprises, Inc. as Performance Guarantor, and The Toronto-Dominion Bank as Administrative Agent	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 5, 2026

10.3
Amendment No. 4 to Loan and Security Agreement, dated as of July 7, 2026, by and among Werner Receivables Company, LLC as Borrower, Werner Enterprises, Inc as initial Servicer, Wells Fargo Bank, National Association as a Committed Lender and as a Group Agent, GTA Funding LLC as a Conduit Lender, and The Toronto-Dominion Bank, as a Related Committed Lender, as a Group Agent and as Administrative Agent
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
101
The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Condensed Balance Sheets as of June 30, 2026 and December 31, 2025, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and six months ended June 30, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2026.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 7, 2026	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Chief Financial Officer and Treasurer

Date: August 7, 2026	By:	/s/ Alan G. Colson
Alan G. Colson
Vice President, Controller and Principal Accounting Officer