Form 10-Q
period 2026-09-30
WERNER ENTERPRISES INC
filed 2026-11-09
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-14690

WERNER ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nebraska	47-0648386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14507 Frontier Road
Omaha, Nebraska	68138
Attn: Legal Department/Corporate Secretary
Email: invrelations@werner.com
(Address of principal executive offices)	(Zip Code)
(402) 895-6640
(Registrant’s telephone number, including area code)

14507 Frontier Road, Post Office Box 45308, Omaha, Nebraska 68145-0308
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2026, 59,977,156 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2026 and 2025	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025	5
	Consolidated Condensed Balance Sheets as of September 30, 2026 and December 31, 2025	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Nine Months Ended September 30, 2026 and 2025	9
	Note 1 - Basis of Presentation and Recent Accounting Pronouncements	11
	Note 2 - Business Acquisition	12
	Note 3 - Revenue	14
	Note 4 - Assets Held for Sale	15
	Note 5 - Goodwill and Intangible Assets	16
	Note 6 - Leases	16
	Note 7 - Fair Value	18
	Note 8 - Investments	19
	Note 9 - Other Current Liabilities	21
	Note 10 - Debt and Credit Facilities	21
	Note 11 - Commitments and Contingencies	23
	Note 12 - Restructuring and Impairment Costs	23
	Note 13 - Earnings Per Share	24
	Note 14 - Segment Information	25
	Note 15 - Subsequent Events	29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	44
Item 5.	Other Information	45
Item 6.	Exhibits	45

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

ITEM 1. FINANCIAL STATEMENTS
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Operating revenues	$950,508	$771,499	$2,693,045	$2,236,761
Operating expenses:
Salaries, wages and benefits	318,587	268,720	909,212	762,396
Fuel	130,251	64,059	332,593	187,552
Supplies and maintenance	85,471	65,496	230,924	187,796
Taxes and licenses	24,233	23,189	70,444	68,633
Insurance and claims	39,558	38,060	122,911	75,024
Depreciation and amortization	76,863	72,184	231,871	212,990
Rent and purchased transportation	254,633	243,115	724,664	677,537
Communications and utilities	4,804	3,967	14,261	12,054
Restructuring and impairment	—	—	4,094	—
Other	(880)	5,730	14,167	5,311
Total operating expenses	933,520	784,520	2,655,141	2,189,293
Operating income (loss)	16,988	(13,021)	37,904	47,468
Other expense (income):
Interest expense	11,037	9,935	34,361	28,825
Interest income	(1,489)	(1,362)	(4,561)	(4,341)
Loss (gain) on investments in equity securities	30	(38)	15	(3)
Loss (earnings) from equity method investments	(297)	289	(1,033)	(553)
Other	108	60	127	(257)
Total other expense, net	9,389	8,884	28,909	23,671
Income (loss) before income taxes	7,599	(21,905)	8,995	23,797
Income tax expense (benefit)	1,004	(822)	1,526	11,479
Net income (loss)	6,595	(21,083)	7,469	12,318
Net loss attributable to noncontrolling interest	—	508	1,214	1,071
Net income (loss) attributable to Werner	$6,595	$(20,575)	$8,683	$13,389
Earnings (loss) per share:
Basic	$0.11	$(0.34)	$0.14	$0.22
Diluted	$0.11	$(0.34)	$0.14	$0.22
Weighted-average common shares outstanding:
Basic	59,977	59,830	59,951	60,862
Diluted	60,305	59,830	60,232	61,015
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$6,595	$(21,083)	$7,469	$12,318
Other comprehensive income (loss):
Foreign currency translation adjustments	(597)	939	379	3,510
Change in fair value of interest rate swaps, net of tax	3,013	(113)	6,173	(2,016)
Other comprehensive income, net	2,416	826	6,552	1,494
Comprehensive income (loss)	9,011	(20,257)	14,021	13,812
Comprehensive loss attributable to noncontrolling interest	—	508	1,214	1,071
Comprehensive income (loss) attributable to Werner	$9,011	$(19,749)	$15,235	$14,883
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,200	$59,922
Accounts receivable, trade, less allowance of $8,375 and $7,646, respectively	517,080	394,933
Other receivables	17,927	20,398
Inventories and supplies	14,622	12,104
Prepaid expenses	62,715	57,184
Assets held for sale	6,843	32,643
Other current assets	37,507	35,665
Total current assets	695,894	612,849
Property and equipment, at cost	2,982,713	2,901,984
Less – accumulated depreciation	1,166,563	1,111,480
Property and equipment, net	1,816,150	1,790,504
Finance lease right-of-use assets, net	44,443	—
Goodwill	138,576	129,104
Intangible assets, net	60,721	44,603
Operating lease right-of-use assets, net	143,427	39,703
Other non-current assets	307,378	271,911
Total assets	$3,206,589	$2,888,674
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,053	$95,084
Insurance and claims accruals	114,676	99,827
Accrued payroll	77,834	51,442
Accrued expenses	18,908	16,199
Current maturities of finance lease liabilities	24,574	—
Current maturities of operating lease liabilities	51,703	15,451
Other current liabilities	74,089	36,781
Total current liabilities	490,837	314,784
Long-term debt, net of current portion	803,000	752,000
Finance lease liabilities, less current maturities	19,779	—
Operating lease liabilities, less current maturities	95,742	26,470
Other long-term liabilities	20,828	26,080
Insurance and claims accruals, net of current portion	138,316	112,126
Deferred income taxes	278,317	266,209
Total liabilities	1,846,819	1,497,669
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	—	28,113
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 59,977,156 and 59,869,405 shares outstanding, respectively	805	805
Paid-in capital	150,377	144,641
Retained earnings	1,888,066	1,904,572
Accumulated other comprehensive loss	(9,523)	(16,075)
Treasury stock, at cost; 20,556,380 and 20,664,131 shares, respectively	(669,955)	(671,051)
Total stockholders’ equity	1,359,770	1,362,892
Total liabilities, temporary equity and stockholders’ equity	$3,206,589	$2,888,674
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$7,469	$12,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,871	212,990
Deferred income taxes	(2,773)	8,557
Amortization of operating lease right-of-use assets	39,917	13,471
Gain on disposal of property and equipment	(13,286)	(13,308)
Restructuring and impairment	2,415	—
Non-cash equity compensation	9,014	7,695
Insurance and claims accruals, net of current portion	320	(44,777)
Loss (gain) on investments in equity securities	15	(3)
Earnings from equity method investment	(1,033)	(553)
Distributions received from equity method investees	1,380	—
Change in fair value of contingent consideration	—	(7,815)
Other	(18,124)	(17,987)
Changes in certain working capital items:
Accounts receivable, net	(44,897)	(45,838)
Other current assets	6,177	(7,585)
Accounts payable	15,251	11,445
Operating lease liabilities	(35,062)	(13,316)
Other current liabilities	(9,936)	4,245
Net cash provided by operating activities	188,718	119,539
Cash flows from investing activities:
Additions to property and equipment	(166,453)	(164,554)
Proceeds from sales of property and equipment, including assets held for sale	137,799	71,254
Net cash invested in acquisition	(184,755)	—
Investment in equity securities	(2,000)	(6,032)
Payments to acquire equity method investment	(2,865)	(3,060)
Issuance of notes receivable	(9,854)	(1,941)
Collections of notes receivable	3,807	4,567
Net cash used in investing activities	(224,321)	(99,766)
Cash flows from financing activities:
Repayments of short-term debt	(216,000)	(35,000)
Proceeds from issuance of short-term debt	217,000	30,000
Repayments of long-term debt	(42,800)	(320,000)
Proceeds from issuance of long-term debt	92,800	400,000
Principal installments on finance lease obligations	(10,090)	—
Dividends on common stock	(25,172)	(25,705)
Repurchases of common stock	—	(55,562)
Tax withholding related to net share settlements of restricted stock awards	(2,182)	(1,939)
Other	—	(2,732)
Net cash provided by (used in) financing activities	13,556	(10,938)
Effect of exchange rate fluctuations on cash	1,325	1,397
Net increase (decrease) in cash and cash equivalents	(20,722)	10,232
Cash and cash equivalents, beginning of period	59,922	40,752
Cash and cash equivalents, end of period	$39,200	$50,984
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$34,031	$30,518
Income taxes paid	3,522	38,675
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,908	$1,812
Change in fair value of interest rate swaps	6,173	(2,016)
Property and equipment acquired included in accounts payable	8,655	24,502
Dividends accrued but not yet paid at end of period	8,397	8,376
Contingent consideration associated with acquisition	30,000	—
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended September 30, 2026
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
Balance, June 30, 2026	$805	$147,482	$1,889,869	$(11,939)	$(669,955)	$1,356,262	$26,899
Net income attributable to Werner	—	—	6,595	—	—	6,595	—
Other comprehensive income	—	—	—	2,416	—	2,416	—
Dividends on common stock ($0.14 per share)	—	—	(8,398)	—	—	(8,398)	—
Non-cash equity compensation expense	—	2,895	—	—	—	2,895	—
Reclassification to other current liabilities	—	—	—	—	—	—	(26,899)
Balance, September 30, 2026	$805	$150,377	$1,888,066	$(9,523)	$(669,955)	$1,359,770	$—

	Three Months Ended September 30, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
Balance, June 30, 2025	$805	$139,928	$1,969,693	$(17,769)	$(671,733)	$1,420,924	$36,865
Net loss attributable to Werner	—	—	(20,575)	—	—	(20,575)	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(508)
Other comprehensive income	—	—	—	826	—	826	—
Dividends on common stock ($0.14 per share)	—	—	(8,376)	—	—	(8,376)	—
Non-cash equity compensation expense	—	2,788	—	—	—	2,788	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(716)
Balance, September 30, 2025	$805	$142,716	$1,940,742	$(16,943)	$(671,733)	$1,395,587	$35,641
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Nine Months Ended September 30, 2026
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
Balance, December 31, 2025	$805	$144,641	$1,904,572	$(16,075)	$(671,051)	$1,362,892	$28,113
Net income attributable to Werner	—	—	8,683	—	—	8,683	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1,214)
Other comprehensive income	—	—	—	6,552	—	6,552	—
Dividends on common stock ($0.42 per share)	—	—	(25,189)	—	—	(25,189)	—
Common stock issued for stock-based compensation, including tax effects, 107,751 shares	—	(3,278)	—	—	1,096	(2,182)	—
Non-cash equity compensation expense	—	9,014	—	—	—	9,014	—
Reclassification to other current liabilities	—	—	—	—	—	—	(26,899)
Balance, September 30, 2026	$805	$150,377	$1,888,066	$(9,523)	$(669,955)	$1,359,770	$—

	Nine Months Ended September 30, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
Balance, December 31, 2024	$805	$137,889	$1,952,775	$(18,437)	$(617,100)	$1,455,932	$37,944
Net income attributable to Werner	—	—	13,389	—	—	13,389	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1,071)
Other comprehensive income	—	—	—	1,494	—	1,494	—
Repurchases of common stock, 2,113,007 shares	—	—	—	—	(55,562)	(55,562)	—
Dividends on common stock ($0.42 per share)	—	—	(25,422)	—	—	(25,422)	—
Common stock issued for stock-based compensation, including tax effects, 92,890 shares	—	(2,868)	—	—	929	(1,939)	—
Non-cash equity compensation expense	—	7,695	—	—	—	7,695	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,232)
Balance, September 30, 2025	$805	$142,716	$1,940,742	$(16,943)	$(671,733)	$1,395,587	$35,641
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation
The accompanying unaudited interim consolidated financial statements include the accounts of Werner Enterprises, Inc. and its subsidiaries (collectively, the “Company” or “Werner”). Redeemable noncontrolling interest on the consolidated condensed balance sheets represented the portion of a consolidated entity in which we did not have a direct equity ownership. For additional information regarding the noncontrolling interest, see Note 11 – Commitments and Contingencies. In these notes, the terms “we,” “us,” or “our” refer to Werner Enterprises, Inc. and its subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.
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
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. In the opinion of management, the information set forth on the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
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
In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815), which clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update require an entity to apply the new guidance using a prospective approach. We plan to adopt this ASU for our fiscal year beginning January 1, 2027 using a prospective approach. Although we are evaluating the impact of adopting ASU 2025-09 on our results of operations, cash flows, and financial position, we do not expect a material effect upon adoption.
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
Headquartered in Murfreesboro, Tennessee, FirstFleet brought added scale to Werner with approximately 2,400 tractors, 11,000 trailers and 37 strategically located properties near 130 customer sites around the country. The results of operations for FirstFleet are included in our consolidated financial statements beginning January 27, 2026. Revenues generated by FirstFleet are reported in our Dedicated operating segment within the Truckload Transportation Services (“TTS”) reportable segment. For the three and nine months ended September 30, 2026, our consolidated operating results included FirstFleet revenues of $170.7 million and $447.7 million, respectively, and a net loss of $1.4 million and net income of $1.6 million, respectively. We incurred transaction costs related to the acquisition, such as legal and professional fees, and certain integration related costs of $1.8 million and $12.0 million for the three and nine months ended September 30, 2026, respectively, which is included in other operating expenses on the consolidated statements of income.
Provisional Purchase Price Allocation
We accounted for the FirstFleet purchase using the acquisition method of accounting under GAAP. The purchase price has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The estimated fair values of the assets acquired and liabilities assumed are considered provisional for FirstFleet, pending the completion of acquired tangible assets valuations, the assessment of operating and finance leases right-of-use assets and related liabilities, independent valuation of acquired intangible assets, calculations of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed and the income taxes receivable, and the determination of insurance reserve liabilities. The determination of estimated fair values requires management to make significant estimates and assumptions. We believe that the information available provides a reasonable basis for estimating the values of assets acquired and liabilities assumed in the FirstFleet acquisition; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date, and such adjustments may impact future earnings. We expect to finalize the valuation of assets and liabilities for FirstFleet as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed in the FirstFleet acquisition will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill. As of September 30, 2026, no adjustments have been made to the provisional purchase price allocation.

The following table summarizes the provisional purchase price allocation for FirstFleet as of September 30, 2026 (in thousands):

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
(1) At closing, $11.9 million of the cash consideration was placed in escrow to secure certain indemnification obligations of the sellers and to cover post-closing adjustments. During the nine months ended September 30, 2026, $5.9 million was returned to the sellers. As of September 30, 2026, $6.0 million remains in escrow subject to the satisfaction of certain indemnification and post-closing obligations.
(2) The FirstFleet contingent consideration is recorded in other current liabilities on the consolidated condensed balance sheet as of September 30, 2026. For additional information regarding the valuation of the contingent liability, see Note 7 – Fair Value.
(3) Deferred cash payments of $7.4 million were made during the nine months ended September 30, 2026.
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

The following table summarizes the unaudited pro forma financial information (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2026	2025
Operating revenues	$927,243	$2,742,817	$2,702,952
Net income (loss)	(18,849)	27,705	13,094
Earnings (loss) per share - basic	(0.32)	0.46	0.22
Earnings (loss) per share - diluted	(0.32)	0.46	0.21
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
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Truckload Transportation Services	$714,002	$519,786	$2,010,886	$1,539,308
Werner Logistics	215,827	232,585	623,395	649,320
Inter-segment eliminations	28	(163)	(77)	(8,975)
Transportation services	929,857	752,208	2,634,204	2,179,653
Other revenues	20,651	19,291	58,841	57,108
Total revenues	$950,508	$771,499	$2,693,045	$2,236,761

The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$904,372	$737,637	$2,572,929	$2,128,556
Mexico	41,829	29,923	110,302	97,091
Canada	4,307	3,939	9,814	11,114
Total revenues	$950,508	$771,499	$2,693,045	$2,236,761
Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2026 and December 31, 2025, the accounts receivable, trade, net, balance was $517.1 million and $394.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At September 30, 2026 and December 31, 2025, the balance of contract assets was $5.5 million and $5.3 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At September 30, 2026 and December 31, 2025, the balance of contract liabilities was $1.8 million and $1.1 million, respectively. The amount of revenues recognized in the nine months ended September 30, 2026 that was included in the December 31, 2025 contract liability balance was $1.1 million. We have recognized contract liabilities within the accounts payable financial statement caption on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the nine months ended September 30, 2026 and 2025, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(4) ASSETS HELD FOR SALE
Assets held for sale consist of tractors and trailers removed from service and held for sale. These assets held for sale are recorded at the lower of carrying amount or fair value less cost to sell, and are expected to be sold within the next 12 months. The entire $6.8 million and $32.6 million recorded in assets held for sale at September 30, 2026 and December 31, 2025, respectively, are comprised of revenue equipment. Net gains or losses on disposals of property and equipment classified as assets held for sale are recorded in restructuring and impairment on the consolidated statements of income. During the nine months ended September 30, 2026, the Company incurred impairment losses of $4.1 million related to certain tractors and trailers as a result of the restructuring of our One-Way Truckload operating segment. During the three months ended September 30, 2026 and three and nine months ended September 30, 2025, the Company did not recognize impairment losses related to assets held for sale.

(5) GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2025	$46,056	$83,048	$129,104
Goodwill recorded in acquisition of FirstFleet	9,472	—	9,472
Balance as of September 30, 2026	$55,528	$83,048	$138,576
The following table presents acquired intangible assets (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$82,600	$(26,946)	$55,654	$60,000	$(20,939)	$39,061
Trade names	7,600	(2,533)	5,067	7,600	(2,058)	5,542
Total intangible assets	$90,200	$(29,479)	$60,721	$67,600	$(22,997)	$44,603
Amortization expense on intangible assets was $2.3 million and $6.5 million for the three and nine months ended September 30, 2026, respectively, and $2.5 million and $7.6 million for the three and nine months ended September 30, 2025, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of September 30, 2026, we estimate future amortization expense for intangible assets will be $2.2 million for the remainder of 2026, and $8.9 million for each of the next four fiscal years and $8.7 million for the fifth succeeding fiscal year.
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
The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	2.9	4.5
Finance leases	1.8	N/A
Weighted-average discount rate
Operating leases	4.7%	5.0%
Finance leases	2.9%	N/A

The following table presents the maturities of operating and finance lease liabilities as of September 30, 2026 (in thousands):

	Operating Leases	Finance Leases
2026 (remaining)	$24,324	$17,092
2027	47,999	12,541
2028	37,995	7,471
2029	29,712	4,513
2030	13,576	5,083
Thereafter	6,891	—
Total undiscounted lease payments	$160,497	$46,700
Less: Imputed interest	(13,052)	(2,347)
Present value of lease liabilities	$147,445	$44,353
The following table presents supplemental disclosures for the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$35,062	$13,316
Operating cash flows for finance leases	619	N/A
Financing cash flows for finance leases	10,090	N/A

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$54,612	$3,373
Finance leases	—	N/A
The following table presents the classification of lease cost components (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Classification	2026	2025	2026	2025
Operating lease cost	Rent and purchased transportation	$16,307	$4,492	$40,937	$13,471
Short-term lease cost	Rent and purchased transportation	3,960	2,797	11,718	7,079
Variable lease cost	Rent and purchased transportation	—	—	—	—
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	2,283	N/A	6,486	N/A
Interest on lease liabilities	Interest Expense	334	N/A	619	N/A
Total lease cost		$22,884	$7,289	$59,760	$20,550
Lessor Disclosures
We are the lessor of tractors and trailers (revenue equipment) under operating leases with initial terms of 1 year to 10 years. At times, we also lease or sublease real estate to third parties. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.7 million and $10.1 million for the three and nine months ended September 30, 2026, respectively, and $3.1 million and $8.6 million for the three and nine months ended September 30, 2025, respectively.
The following table presents information about the maturities of these operating leases as of September 30, 2026 (in thousands):

2026 (remaining)	$3,374
2027	6,784
2028	—
2029	—
2030	—
Thereafter	—
Total	$10,158

The owned assets underlying our leases as lessor primarily consist of revenue equipment. As of September 30, 2026 and December 31, 2025, the gross carrying value of such revenue equipment underlying these leases was $70.9 million and $72.5 million, respectively, and accumulated depreciation was $28.5 million and $32.0 million, respectively. Depreciation expense for these assets was $2.5 million and $7.1 million for the three and nine months ended September 30, 2026, respectively, and $2.2 million and $6.3 million for the three and nine months ended September 30, 2025, respectively.
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		September 30, 2026	December 31, 2025
Assets
Other non-current assets
Pay-fixed interest rate swaps (1)	2	$4,627	$—
Equity securities (2)	2	58	73
Total assets at fair value		$4,685	$73
Liabilities
Other current liabilities
Pay-fixed interest rate swaps (1)	2	$308	$465
Contingent consideration associated with acquisition	3	30,628	—
Total other current liabilities		30,936	465
Other long-term liabilities:
Pay-fixed interest rate swaps (1)	2	—	3,361
Total liabilities at fair value		$30,936	$3,826

(1) Pay-fixed interest rate swaps are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. See Note 10 – Debt and Credit Facilities for further information on our interest rate swaps.
(2) Represents our investment in an autonomous technology company. For additional information regarding the valuation of this equity security, see Note 8 – Investments.
The following table presents changes in the fair value of our contingent earnout liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$30,387	$—	$—	$9,315
Contingent consideration associated with the acquisition of FirstFleet (1)	—	—	30,000	—
Payment for contingent consideration (2)	—	—	—	(1,500)
Change in fair value (3)	241	—	628	(7,815)
Balance at end of period	$30,628	$—	$30,628	$—
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
(3) For the nine months ended September 30, 2025, the change in fair value primarily represents a net favorable change to the contingent earnout liability resulting from the finalization of the Baylor Trucking Inc. contingent consideration arrangement in April 2025.
The estimated fair value of our contingent consideration arrangement is based upon a Black-Scholes-Merton valuation model for the acquired entity. The fair value of the contingent consideration is a Level 3 measurement within the fair value hierarchy. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Changes in fair value of contingent consideration after the acquisition date and prior to settlement are recognized in either goodwill on the consolidated condensed balance sheet or in other operating expenses on the consolidated statements of income, depending on the underlying cause for the change.
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
(8) INVESTMENTS
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other non-current assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of September 30, 2026 and December 31, 2025, the value of our investment in MLSI was $109.9 million, and the value of our other equity investments without readily determinable fair values was $0.4 million. No gains or losses were recorded for the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment in equity securities	$—	$11	$—	$6,032
As of September 30, 2026, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $64.9 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other non-current assets on the consolidated condensed balance sheets. As of September 30, 2026 and December 31, 2025, the value of this investment was $0.1 million. For additional information regarding the fair value of this equity investment, see Note 7 – Fair Value.
The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss (gain) on investments in equity securities	$30	$(38)	$15	$(3)
Equity Method Investment
We have committed to make a $20.0 million and a $10.0 million investment in Autotech Fund III and Autotech Fund IV, respectively, pursuant to limited partnership agreements. The Autotech Funds are managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest in each fund individually and in the aggregate, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323. As a limited partner in each fund, we make periodic capital contributions toward these total commitment amounts. As of September 30, 2026 and December 31, 2025, the value of our investment in the Autotech Funds was $14.2 million and $11.7 million, respectively, and is recorded in other non-current assets on the consolidated condensed balance sheets. As of September 30, 2026, the carrying amounts of the Autotech Funds were updated using operating results through June 30, 2026, as this is the most recent information available to us at this time.
The following table summarizes the activity related to our equity method investments during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital contributions	$865	$1,300	$2,865	$3,060
Distributions received from equity method investees, return on investment	1,380	—	1,380	—
Loss (earnings) from equity method investments	(297)	289	(1,033)	(553)
As of September 30, 2026, our cumulative capital contributions in the Autotech Funds were $14.4 million. When classifying distributions received from equity method investees on the consolidated statements of cash flows, we apply the cumulative earnings approach. Under this approach, distributions received up to our cumulative equity in earnings represent returns on investment and are classified as operating cash inflows. Distributions received in excess of our cumulative equity in earnings represent returns of investment and are classified as investing cash inflows.

(9) OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Contingent consideration associated with the acquisition of FirstFleet	$30,628	$—
Noncontrolling interest redemption claim	26,899	—
Litigation accrual	—	18,000
Dividend accrual	8,397	8,382
Restructuring	2,923	6,643
Other	5,242	3,756
Other current liabilities	$74,089	$36,781
(10) DEBT AND CREDIT FACILITIES
On December 20, 2022, we entered into a $1.075 billion unsecured credit facility with a group of lenders (the “2022 Credit Agreement”), replacing our previous credit facilities. The 2022 Credit Agreement is scheduled to mature on December 20, 2027, and has a $100.0 million maximum limit for the aggregate amount of letters of credit issued.
Revolving credit loans drawn under the 2022 Credit Agreement bear interest, at our option, at (i) the Base Rate (the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, or (c) the one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.10%), plus a margin ranging between 0.125% and 0.750%, or (ii) Term SOFR plus 0.10% and a margin ranging between 1.125% and 1.750%. Swingline loans drawn under the 2022 Credit Agreement bear interest at the Base Rate, as defined above, plus a margin ranging between 0.125% and 0.750%. The 2022 Credit Agreement also requires us to pay quarterly (i) a letter of credit commission on the daily amount available to be drawn under such standby letters of credit at rates ranging between 1.125% and 1.750% per annum and (ii) a nonrefundable commitment fee on the average daily unused amount of the commitment at rates ranging between 0.125% and 0.250% per annum. The margin, letter of credit commission, and commitment fee rates are based on our ratio of net funded debt to covenant-defined earnings before interest, income taxes, depreciation and amortization (“Covenant Defined EBITDA”). There are no scheduled principal payments due on the 2022 Credit Agreement until the maturity date, and interest is payable in arrears at periodic intervals not to exceed three months.
Availability of such funds under the 2022 Credit Agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to Covenant Defined EBITDA and (ii) to exceed a minimum ratio of Covenant Defined EBITDA to interest expense. As of September 30, 2026, we were in compliance with these covenants.
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
On March 27, 2025, the Company and Werner Receivables Company, LLC (“WRC”), a newly-formed wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (“LSA”) with various lenders. The LSA is scheduled to terminate on September 21, 2027, 90 days prior to the 2022 Credit Agreement maturity date, unless extended by the parties and is subject to earlier termination as provided in the LSA. The LSA is a secured borrowing that is collateralized by eligible receivables, for which the Company is the servicing agent. WRC is a bankruptcy remote, special purpose entity and the borrower under the LSA. The Company has contributed and from time to time sells a designated pool of eligible accounts receivables to WRC which, in turn, may borrow funds under the LSA on a revolving basis. The collateral is available to satisfy the claims related to the lenders’ interests in the receivables and unavailable to satisfy claims of the Company and its subsidiaries. The LSA does not qualify for sale treatment. Accordingly, the Company’s eligible receivables remain on our condensed consolidated balance sheets in accounts receivable, trade, less allowance.
On June 5, 2026, we entered into a third amendment to the LSA with various lenders, increasing the maximum funding available for eligible receivables from $325.0 million to $350.0 million, which may increase to $400.0 million upon WRC’s request and acceptance by the lenders. The third amendment to the LSA also incorporates language from the Performance Guaranty Agreement entered into by the Company on June 5, 2026, which provides an unconditional, irrevocable guaranty to the secured parties under the LSA, supporting the obligations (monetary and non-monetary) of WRC, the Company as the servicer, and any other originators under the LSA. The guaranty remains in effect until all obligations are paid and performed in full. As of September 30, 2026, the performance risk under the guaranty is considered remote due to no adverse credit indicators. On July 7, 2026, we entered into a fourth amendment to the LSA, increasing the maximum funding available from $350.0 million to $375.0 million. Borrowings under the LSA bear interest at (i) a commercial paper rate or (ii) one-month Term SOFR, plus 0.10%. The LSA also requires us to pay nonrefundable drawn and undrawn fees on the average daily used and unused amounts of the commitment, respectively.
The LSA is subject to various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type, including a minimum borrower’s net worth covenant. As of September 30, 2026, we were in compliance with these covenants.
The following table presents total debt under the 2022 Credit Agreement and the LSA (together, “the Credit Facilities”) (in thousands):

	September 30, 2026	December 31, 2025
Long-term debt, net of current portion
2022 Credit Agreement	$428,000	$427,000
LSA (weighted average interest rate of 4.66% at September 30, 2026)	375,000	325,000
Total long-term debt, net of current portion	803,000	752,000
Total debt (1)	$803,000	$752,000
(1) As of September 30, 2026, we effectively fixed the interest rate on a portion of our outstanding variable-rate debt using the following interest rate swaps:
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
Our total available borrowing capacity was $615.1 million as of September 30, 2026, consisting of $615.1 million under the 2022 Credit Agreement after considering $31.9 million in stand-by letters of credit under which we are obligated. As of September 30, 2026, no borrowing capacity was available under the LSA.
Availability under the LSA is calculated as follows (in thousands):

September 30, 2026
Borrowing base, based on eligible receivables	$375,000
Less: outstanding borrowings	(375,000)
Availability under LSA	$—
For information regarding the fair value of our debt and interest rate swaps, see Note 7 – Fair Value.
At September 30, 2026, the aggregate maturities of future debt principal payments under the Credit Facilities are as follows (in thousands):

2026 (remaining)	$—
2027	803,000
2028	—
2029	—
Total	$803,000
On October 5, 2026, subsequent to the end of the quarter, we entered into a new $1.1 billion unsecured credit facility with a syndicate of lenders maturing on October 5, 2031. We used the new facility to concurrently repay and terminate our existing 2022 Credit Agreement. Consequently, the termination date of our LSA was extended to March 27, 2028. See Note 15 – Subsequent Events for additional details.

(11) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $173.6 million at September 30, 2026.
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
In October 2025, we reached an agreement with the plaintiffs in the consolidated class action lawsuits entitled Abarca et al. v. Werner that are pending in the United States District Court for the District of Nebraska, to settle these cases for a combined $18.0 million after more than a decade of litigation. The proceeding was instituted on June 4, 2014 in the Superior Court for Alameda County, California and was transferred to the United States District Court for the District of Nebraska on October 20, 2014. The cases, which were brought by a small group of drivers and later certified as a class action with tens of thousands of class members and covered the years from mid-2010 to late 2023, involved claims for failure to provide meal and rest breaks (and such meal and rest break claims were dismissed via summary judgment on June 1, 2021), alleged unpaid wages, unauthorized deductions, and other items. As of December 31, 2025, $18.0 million for this agreement was included in other current liabilities on the consolidated condensed balance sheet. The Court approved the settlement of $18.0 million on July 24, 2026 and we distributed all remaining funds to the Settlement Administrator during the third quarter ended September 30, 2026. The Settlement Administrator is responsible for distributing checks to all class members and the Settlement Administrator has started distributing the checks. This matter is deemed closed and no further action is required.
In connection with the Company’s acquisition of an 80% ownership interest in ECM Associated, LLC (“ECM”) in 2021, the Company became a party to an Amended and Restated Limited Liability Company Agreement of ECM Associated, LLC (the “LLC Agreement”) with the noncontrolling interest (“NCI”) holder. The LLC Agreement contains a put option for the NCI holder’s 20% ownership interest, which may be exercised by the NCI holder under certain conditions. The NCI holder delivered a redemption notice to ECM and the Company of its alleged right to exercise its liquidity rights under the LLC Agreement. Upon receipt of the redemption notice, the Company reclassified the $26.9 million carrying value of the redeemable noncontrolling interest from Temporary equity – redeemable noncontrolling interest to Other current liabilities on the consolidated condensed balance sheet in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The recorded liability of $26.9 million reflects the carrying amount of the Temporary equity – redeemable noncontrolling interest immediately prior to the reclassification.
The Company and the NCI holder are currently engaged in active litigation on various matters, including the validity of the redemption notice and the valuation mechanics related to the redemption dispute. Edward C. Meier (“Meier”) and ECO Industries, Inc. (“ECO”) filed suit against ECM and the Company in the United States District Court for the Western District of Pennsylvania on or about November 21, 2024. Meier and ECO filed a Second Amended Complaint on or about July 29, 2026. Under the Second Amended Complaint, Meier and ECO requested an order requiring ECM to purchase the remaining 20% non-controlling interest or, alternatively, requiring the Company to fund the purchase. The suit alleges claims against ECM and the Company, including breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, defamation, slander per se, and violations of the Pennsylvania Uniform Voidable Transaction Act. The plaintiffs seek non-monetary relief (including Meier's reinstatement and relief regarding the governance or dissolution of ECM), an equitable accounting, and unspecified monetary damages. ECM and the Company dispute all allegations and continue to vigorously defend these claims. Additionally, ECM and the Company filed suit against Meier, ECO, and various related parties in unlawful competition and solicitation, and customer diversion. Due to the inherent uncertainties of the ongoing legal proceedings, any future award or settlement amount or determination of value of the NCI holder’s 20% interest is not currently determinable. Consequently, no reliable range of loss can be predicted. The ultimate resolution of this matter may differ materially from current financial statement presentation once a final legal determination or settlement is reached.
(12) RESTRUCTURING AND IMPAIRMENT COSTS
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
The following table summarizes activity in our restructuring liability during the three and nine months ended September 30, 2026, which is included in other current liabilities on the consolidated condensed balance sheets (in thousands):

Other Revenue Equipment Costs
Restructuring liability balance, June 30, 2026	$3,612
Costs paid or otherwise settled	(689)
Restructuring liability balance, September 30, 2026	$2,923

Other Revenue Equipment Costs
Restructuring liability balance, December 31, 2025	$6,643
Costs paid or otherwise settled	(3,720)
Restructuring liability balance, September 30, 2026	$2,923
During the nine months ended September 30, 2026, we recognized $4.1 million in restructuring and impairment costs on the consolidated statements of income. These costs relate to the impairment of revenue equipment in our One-Way Truckload business.
The following table summarizes the cumulative amount of restructuring and impairment costs incurred as of September 30, 2026 related to the restructuring of our One-Way Truckload business (in thousands):

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
(13) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards. Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Since the Company had a net loss for the three months ended September 30, 2025, diluted loss per share is the same as basic loss per share as the inclusion of potential common shares outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted loss per share for the three months ended September 30, 2025, were 180 thousand shares. There are no differences in the numerators of our computations of basic and diluted earnings (loss) per share for any periods presented.
The computation of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Werner	$6,595	$(20,575)	$8,683	$13,389
Weighted average common shares outstanding	59,977	59,830	59,951	60,862
Dilutive effect of stock-based awards	328	—	281	153
Shares used in computing diluted earnings (loss) per share	60,305	59,830	60,232	61,015
Basic earnings (loss) per share	$0.11	$(0.34)	$0.14	$0.22
Diluted earnings (loss) per share	$0.11	$(0.34)	$0.14	$0.22

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
The chief operating officer of the Company is our chief operating decision maker (“CODM”). Our CODM evaluates the operating results of each individual segment, using monthly divisional financial statements, to assess performance and to allocate resources to each segment. Our divisional financial statements detail the revenues and operating expenses of each individual segment netting to operating income (loss) that allows the CODM to make operational decisions regarding each individual segment.
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

The following tables summarize our segment information (in thousands):

	Three Months Ended September 30, 2026
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$714,030	$215,827	$929,857
Inter-segment revenues	(28)	—	(28)
Reportable segment revenues	714,002	215,827	929,829
Reconciliation of revenues:
Other revenues (1)			20,651
Elimination of inter-segment revenues			28
Consolidated revenues			$950,508
Less operating expenses: (2)
Salaries, wages and benefits	291,471	19,119	310,590
Fuel	128,622	1,084	129,706
Supplies and maintenance	75,740	3,445	79,185
Taxes and licenses	23,739	264	24,003
Insurance and claims	38,623	602	39,225
Depreciation and amortization	70,835	3,864	74,699
Rent and purchased transportation	64,985	186,783	251,768
Communications and utilities	4,264	307	4,571
Gains on sales of property and equipment	(8,732)	(170)	(8,902)
Other segment items (3)	1,212	915	2,127
Reportable segment operating expenses	690,759	216,213	906,972
Reportable segment operating income (loss)	$23,243	$(386)	$22,857
Reconciliation of operating income:
Other operating loss (1)			(5,869)
Consolidated operating income			$16,988

	Three Months Ended September 30, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$519,623	$232,585	$752,208
Inter-segment revenues	163	—	163
Reportable segment revenues	519,786	232,585	752,371
Reconciliation of revenues:
Other revenues (1)			19,291
Elimination of inter-segment revenues			(163)
Consolidated revenues			$771,499
Less operating expenses: (2)
Salaries, wages and benefits (4)	243,740	17,785	261,525
Fuel	63,431	335	63,766
Supplies and maintenance	56,661	3,154	59,815
Taxes and licenses	22,832	202	23,034
Insurance and claims (5)	36,495	1,318	37,813
Depreciation and amortization	66,246	4,255	70,501
Rent and purchased transportation	38,997	201,603	240,600
Communications and utilities	3,452	242	3,694
Gains on sales of property and equipment	(5,223)	(197)	(5,420)
Other segment items (3)	6,987	874	7,861
Reportable segment operating expenses	533,618	229,571	763,189
Reportable segment operating income (loss)	$(13,832)	$3,014	$(10,818)
Reconciliation of operating loss:
Other operating loss (1)			(2,203)
Consolidated operating loss			$(13,021)

	Nine Months Ended September 30, 2026
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$2,010,809	$623,395	$2,634,204
Inter-segment revenues	77	—	77
Reportable segment revenues	2,010,886	623,395	2,634,281
Reconciliation of revenues:
Other revenues (1)			58,841
Elimination of inter-segment revenues			(77)
Consolidated revenues			$2,693,045
Less operating expenses: (2)
Salaries, wages and benefits	829,634	54,634	$884,268
Fuel	328,727	2,605	331,332
Supplies and maintenance	208,002	9,366	217,368
Taxes and licenses	69,157	708	69,865
Insurance and claims	120,086	2,238	122,324
Depreciation and amortization	214,609	11,324	225,933
Rent and purchased transportation	171,760	545,048	716,808
Communications and utilities	12,596	1,018	13,614
Gains on sales of property and equipment	(15,388)	(370)	(15,758)
Other segment items (3)	7,402	3,085	10,487
Reportable segment operating expenses	1,946,585	629,656	2,576,241
Reportable segment operating income (loss)	$64,301	$(6,261)	$58,040
Reconciliation of operating income:
Other operating loss (1)			(20,136)
Consolidated operating income			$37,904

	Nine Months Ended September 30, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$1,530,333	$649,320	$2,179,653
Inter-segment revenues	8,975	—	8,975
Reportable segment revenues	1,539,308	649,320	2,188,628
Reconciliation of revenues:
Other revenues (1)			57,108
Elimination of inter-segment revenues			(8,975)
Consolidated revenues			$2,236,761
Less operating expenses: (2)
Salaries, wages and benefits (4)	686,566	54,085	740,651
Fuel	185,595	1,033	186,628
Supplies and maintenance	161,709	8,743	170,452
Taxes and licenses	67,451	669	68,120
Insurance and claims (5)	72,014	2,446	74,460
Depreciation and amortization	194,499	11,815	206,314
Rent and purchased transportation	117,560	561,115	678,675
Communications and utilities	10,167	827	10,994
Gains on sales of property and equipment	(14,310)	(916)	(15,226)
Other segment items (3)	8,716	2,636	11,352
Reportable segment operating expenses	1,489,967	642,453	2,132,420
Reportable segment operating income	$49,341	$6,867	$56,208
Reconciliation of operating income:
Other operating loss (1)			(8,740)
Consolidated operating income			$47,468
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
(3) Other segment items for each reportable segment primarily includes costs for professional services. During the nine months ended September 30, 2026, other segment items for the TTS segment incurred $4.1 million of restructuring and impairment costs, see Note 12 – Restructuring and Impairment Costs. During the three and nine months ended September 30, 2025, the TTS segment incurred legal fees of $3.4 million related to the Abarca et al. v. Werner litigation. For additional information regarding legal proceedings, see Note 11 – Commitments and Contingencies. During the nine months ended September 30, 2025, other segment items for the TTS segment were partially offset by a net favorable change of $7.8 million to the contingent earnout liability related to the Baylor Trucking, Inc. acquisition. For additional information regarding this contingent consideration arrangement, see Note 7 – Fair Value.
(4) During the three and nine months ended September 30, 2025, salaries, wages and benefits for the TTS segment included costs of $18.0 million related to the consolidated class action lawsuits entitled Abarca et al. v. Werner. During the nine months ended September 30, 2025, salaries, wages and benefits for the TTS and Werner Logistics segments included severance costs of $0.9 million and $0.4 million, respectively, related to cost saving initiatives.
(5) During the nine months ended September 30, 2025, insurance and claims expense for the TTS segment was offset by a $45.7 million liability reversal as a result of a favorable decision related to a previously disclosed lawsuit arising from a December 2014 accident.
(15) SUBSEQUENT EVENTS
On October 5, 2026, we entered into a $1.1 billion unsecured credit facility with the lenders thereto, BMO Bank, N.A. as Administrative Agent, Swingline Lender, and Issuing Lender, BMO Capital Markets Corp., Wells Fargo Securities, LLC and TD Securities (USA) LLC as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association and The Toronto-Dominion Bank as Co-Syndication Agents, and PNC Bank, National Association as Documentation Agent (the "2026

Credit Agreement"). Concurrently with entering into the 2026 Credit Agreement, we paid off and terminated the 2022 Credit Agreement, which was scheduled to mature on December 20, 2027. Consequently, the termination date of our LSA was extended to March 27, 2028. The 2026 Credit Agreement is scheduled to mature on October 5, 2031, and has a $100 million maximum limit for the aggregate amount of letters of credit issued and a $100 million maximum swingline loan commitment, both of which are consistent with the 2022 Credit Agreement. Proceeds of loans drawn under the 2026 Credit Agreement may be used by us to refinance existing debt, pay related fees and expenses, and for working capital, capital expenditures, permitted acquisitions, and general corporate purposes.
Revolving credit loans drawn under the 2026 Credit Agreement will bear interest, at our option, at (i) the Base Rate (the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, or (c) the one-month Term SOFR plus 1.00%), plus a margin ranging between 0.125% and 0.750%, or (ii) Term SOFR plus a margin ranging between 1.125% and 1.750%. Swingline loans drawn under the 2026 Credit Agreement will bear interest at Daily Simple SOFR plus a margin ranging between 1.125% and 1.750%. The 0.10% credit adjustment spread added to the SOFR in the 2022 Credit Agreement was eliminated in the 2026 Credit Agreement. The 2026 Credit Agreement also requires us to pay quarterly (i) a letter of credit commission on the daily amount available to be drawn under such standby letters of credit at rates ranging between 1.125% and 1.750% per annum and (ii) a nonrefundable commitment fee on the average daily unused amount of the commitment at rates ranging between 0.125% and 0.250% per annum. The margin, letter of credit commission, and commitment fee rates are based on our ratio of net funded debt to Covenant Defined EBITDA. There are no scheduled principal payments due on the 2026 Credit Agreement until the maturity date, and interest will be payable in arrears at the periodic intervals defined in the 2026 Credit Agreement not to exceed three months.
Availability of such funds under the 2026 Credit Agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to Covenant Defined EBITDA and (ii) to exceed a minimum ratio of Covenant Defined EBITDA to interest expense. A violation of such terms and covenants could result in a default under the 2026 Credit Agreement. In the event of default, lenders (i) will not be obligated to make loans to us, (ii) could require us to immediately repay any then-outstanding debt (including any accrued interest), and (iii) could require us to immediately deliver cash collateral for any then-outstanding letters of credit.
On October 5, 2026, we borrowed $465 million under the 2026 Credit Agreement at a weighted average interest rate of 5.54%, based on the SOFR plus a margin of 1.50%. As of October 5, 2026, borrowings of $431.7 million under the 2026 Credit Agreement were used to pay off the outstanding balances, accrued interest, and fees under the 2022 Credit Agreement. Our outstanding debt under our credit facilities totaled $840 million as of October 5, 2026, including $465 million of revolving credit loans under the 2026 Credit Agreement and $375 million under the Company's existing LSA. Considering outstanding borrowings and stand-by letters of credit currently issued of $31.9 million, we have a remaining borrowing capacity of $603.1 million under our credit facilities as of October 5, 2026.

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2026 to third quarter 2025, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and non-driver salaries, wages and benefits. The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2026		2025		2026		2025		3ME	9ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$950,508	100.0	$771,499	100.0	$2,693,045	100.0	$2,236,761	100.0	23.2	20.4
Operating expenses:
Salaries, wages and benefits	318,587	33.5	268,720	34.8	909,212	33.8	762,396	34.1	18.6	19.3
Fuel	130,251	13.7	64,059	8.3	332,593	12.3	187,552	8.4	103.3	77.3
Supplies and maintenance	85,471	9.0	65,496	8.5	230,924	8.6	187,796	8.4	30.5	23.0
Taxes and licenses	24,233	2.5	23,189	3.0	70,444	2.6	68,633	3.1	4.5	2.6
Insurance and claims	39,558	4.2	38,060	4.9	122,911	4.6	75,024	3.4	3.9	63.8
Depreciation and amortization	76,863	8.1	72,184	9.4	231,871	8.6	212,990	9.5	6.5	8.9
Rent and purchased transportation	254,633	26.8	243,115	31.5	724,664	26.9	677,537	30.3	4.7	7.0
Communications and utilities	4,804	0.5	3,967	0.5	14,261	0.5	12,054	0.5	21.1	18.3
Restructuring and impairment	—	—	—	—	4,094	0.2	—	—	—	N/A
Other	(880)	(0.1)	5,730	0.8	14,167	0.5	5,311	0.2	(115.4)	166.7
Total operating expenses	933,520	98.2	784,520	101.7	2,655,141	98.6	2,189,293	97.9	19.0	21.3
Operating income (loss)	16,988	1.8	(13,021)	(1.7)	37,904	1.4	47,468	2.1	230.5	(20.1)
Total other expense, net	9,389	1.0	8,884	1.1	28,909	1.1	23,671	1.0	5.7	22.1
Income (loss) before income taxes	7,599	0.8	(21,905)	(2.8)	8,995	0.3	23,797	1.1	134.7	(62.2)
Income tax expense (benefit)	1,004	0.1	(822)	(0.1)	1,526	—	11,479	0.5	222.1	(86.7)
Net income (loss)	6,595	0.7	(21,083)	(2.7)	7,469	0.3	12,318	0.6	131.3	(39.4)
Net loss attributable to noncontrolling interest	—	—	508	—	1,214	—	1,071	—	(100.0)	13.4
Net income (loss) attributable to Werner	$6,595	0.7	$(20,575)	(2.7)	$8,683	0.3	$13,389	0.6	132.1	(35.1)
The following tables set forth the operating revenues, operating expenses and operating income (loss) for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for One-Way Truckload and Dedicated operations within TTS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$579,604		$451,960		$1,660,109		$1,335,936
Trucking fuel surcharge revenues	125,231		59,456		324,268		172,297
Non-trucking and other operating revenues	9,167		8,370		26,509		31,075
Operating revenues	714,002	100.0	519,786	100.0	2,010,886	100.0	1,539,308	100.0
Operating expenses	690,759	96.7	533,618	102.7	1,946,585	96.8	1,489,967	96.8
Operating income (loss)	$23,243	3.3	$(13,832)	(2.7)	$64,301	3.2	$49,341	3.2

	Three Months Ended September 30,			Nine Months Ended September 30,
TTS segment	2026	2025	% Change	2026	2025	% Change
Average tractors in service	8,668	7,503	15.5%	8,611	7,469	15.3%
Average revenues per tractor per week (1)	$5,144	$4,633	11.0%	$4,943	$4,585	7.8%
Total tractors (at quarter end)
Company	8,430	7,120	18.4%	8,430	7,120	18.4%
Independent contractor	310	325	(4.6)%	310	325	(4.6)%
Total tractors	8,740	7,445	17.4%	8,740	7,445	17.4%
Total trailers (at quarter end)	35,085	24,625	42.5%	35,085	24,625	42.5%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$135,774	$159,501	(14.9)%	$410,123	$478,005	(14.2)%
Average tractors in service	1,673	2,638	(36.6)%	1,843	2,635	(30.1)%
Total tractors (at quarter end)	1,650	2,480	(33.5)%	1,650	2,480	(33.5)%
Average percentage of empty miles	15.96%	15.65%	2.0%	15.50%	15.72%	(1.4)%
Average revenues per tractor per week (1)	$6,244	$4,649	34.3%	$5,767	$4,650	24.0%
Average % change in revenues per total mile (1)	9.7%	0.4%		7.9%	1.2%
Average % change in total miles per tractor per week	22.4%	(4.7)%		14.7%	(3.5)%
Average completed trip length in miles (loaded)	674	558	20.8%	656	572	14.7%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$443,830	$292,459	51.8%	$1,249,986	$857,931	45.7%
Average tractors in service	6,995	4,865	43.8%	6,768	4,834	40.0%
Total tractors (at quarter end)	7,090	4,965	42.8%	7,090	4,965	42.8%
Average revenues per tractor per week (1)	$4,881	$4,624	5.6%	$4,729	$4,549	4.0%
(1)Net of fuel surcharge revenues.
The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income (loss), as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$215,827	100.0	$232,585	100.0	$623,395	100.0	$649,320	100.0
Operating expenses:
Purchased transportation expense	184,722	85.6	199,616	85.8	538,996	86.5	555,100	85.5
Other operating expenses	31,491	14.6	29,955	12.9	90,660	14.5	87,353	13.4
Total operating expenses	216,213	100.2	229,571	98.7	629,656	101.0	642,453	98.9
Operating income (loss)	$(386)	(0.2)	$3,014	1.3	$(6,261)	(1.0)	$6,867	1.1

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics segment	2026	2025	% Change	2026	2025	% Change
Average tractors in service	37	23	60.9%	30	24	25.0%
Total tractors (at quarter end)	50	23	117.4%	50	23	117.4%
Total trailers (at quarter end)	2,625	4,010	(34.5)%	2,625	4,010	(34.5)%
Total containers (at quarter end)	485	375	29.3%	485	375	29.3%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Operating Revenues and Operating Profitability
Operating revenues increased 23.2% for the three months ended September 30, 2026, compared to the same period of the prior year. When comparing third quarter 2026 to third quarter 2025, TTS segment revenues increased $194.2 million, or 37.4%, and Werner Logistics revenues decreased $16.8 million, or 7.2%. The increase in TTS segment revenues was primarily due to $170.7 million of operating revenues related to our FirstFleet acquisition in the third quarter 2026. We had operating income of $17.0 million in third quarter 2026 compared to an operating loss of $13.0 million in third quarter 2025, and our operating margin percentage increased to 1.8% in third quarter 2026 from (1.7)% in third quarter 2025. TTS segment had operating income of $23.2 million in third quarter 2026 compared to an operating loss of $13.8 million in third quarter 2025, and its operating margin percentage increased to 3.3% in third quarter 2026 from (2.7)% in third quarter 2025. The increase in our consolidated and TTS segment operating results during the third quarter 2026 was due primarily to the non-recurrence of unfavorable items recorded in the prior-year period, profitability improvement in One-Way Truckload related to our restructuring efforts, higher gains on the sale of property and equipment (primarily used tractors and trailers), and lower insurance and claims expense for our legacy business (not including FirstFleet) during the third quarter 2026. The prior-year items included an $18.0 million accrual recorded for a litigation settlement agreement and $3.4 million in associated legal fees for the consolidated class action lawsuits entitled Abarca et al. v. Werner (see Note 11 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding legal proceedings). In fourth quarter 2025, we began a strategic restructuring of our One-Way Truckload business, we believe this decisive action may significantly enhance long-term profitability and fleet utilization by maximizing production and mitigating unprofitable freight. Key steps in this initiative include exiting selective unprofitable regional and short-haul truckload freight, further integrating our one-way acquisition operations, and a further shift in the One-Way Truckload fleet composition toward more specialized, Expedited, and team capacity. This repositioning is focused on eliminating underperforming business. For additional information related to the restructuring and impairment charges, see Note 12 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. These increases to operating results were partially offset by our decision to accelerate strategic spending in driver recruitment, training and onboarding in third quarter 2026 to maximize fleet capacity and support customer demand.
Werner Logistics had an operating loss of $0.4 million in third quarter 2026 compared to operating income of $3.0 million in third quarter 2025, and its operating margin percentage decreased to (0.2)% in third quarter 2026 from 1.3% in third quarter 2025. Truckload Logistics operating margin was pressured during the first half of 2026, as higher spot freight rates drove an increase in purchased transportation costs as a percentage of operating revenues. We are focused on proactively engaging with customers on resetting to higher contract rates. We believe current margin pressures are mostly transitory as contract rates are reset. In third quarter 2026, Werner Logistics operating margin improved sequentially compared to the prior quarter. This improvement was due primarily to the stabilization of purchased transportation costs and the ongoing implementation of higher contract rates across our customer base.
Our Dedicated business remains strong as customer retention remains high, and we have been successful in continuing to secure rate increases on renewals. During the third quarter 2026, our Dedicated fleet grew through a combination of existing customer expansions and new contract implementations, which collectively accounted for over 130 tractor deployments. Our restructuring efforts continue to yield positive results within One-Way Truckload. We are focused on growing our TTS fleet to spread fixed costs across higher volume. Industry capacity has continued to contract, driven by strict regulations, rising insurance premiums, rigorous carrier vetting, and elevated litigation risk. In addition, increased competition for high-quality drivers and high fuel prices may further limit capacity. We anticipate further capacity attrition, along with seasonal peak volumes, to improve freight rates through the remainder of 2026.
In the TTS segment, trucking revenues, net of fuel surcharge, increased 28.2% in third quarter 2026 compared to third quarter 2025 due to a 15.5% increase in the average number of tractors in service and an 11.0% increase in average revenues per tractor per week, net of fuel surcharge. The TTS segment average number of tractors in service increase was due primarily to a 43.8% increase in Dedicated average tractors in service, which was mostly due to the addition of FirstFleet, partially offset by a 36.6% decrease in One-Way Truckload average tractors in service as a result of our One-Way Truckload restructuring plan, and slightly lower legacy Dedicated tractors. Our One-Way Truckload restructuring is showing meaningful results as we continue to prioritize yield and productivity over sheer volume. In third quarter 2026 One-Way Truckload average revenues per tractor per week, net of fuel surcharge increased 34.3%, average total miles per tractor per week increased 22.4%, and One-Way Truckload revenues per total mile, net of fuel surcharge increased 9.7%, compared to third quarter 2025. We expect One-Way Truckload fleet average revenues per total mile, net of fuel surcharge, to increase 10% to 13% in fourth quarter 2026 compared to fourth quarter 2025, as we expect ongoing pricing improvement as more contract renewals become effective, alongside anticipated seasonal demand and associated premiums later in the year. The increase in TTS average revenues per tractor per week, net of fuel surcharge was also due to a 5.6% increase in Dedicated average revenues per tractor per week, net of fuel surcharge. We are narrowing our full-year 2026 guidance for Dedicated average revenues per tractor per week, net of fuel surcharge, from a range of an increase of 3% to 5%, to a range of an increase of 4% to 5%, as we have been successful in securing price increases in contract renewals for both our legacy Dedicated fleet and FirstFleet business.
The average number of tractors in service in the TTS segment increased 15.5% to 8,668 in third quarter 2026 from 7,503 in third quarter 2025. We ended third quarter 2026 with 8,740 tractors in the TTS segment, an increase of 1,295 tractors compared to the end of third quarter 2025, and a sequential increase of 45 tractors compared to the end of the second quarter 2026. Within TTS, Dedicated ended third quarter 2026 with 7,090 tractors (or 81% of our total TTS segment fleet) compared to 4,965 tractors (or 67%) a year ago. We are tightening our full-year 2026 guidance for TTS average tractors in service from up 16% to 18% to a range of up 16% to 17% when compared to the same period in 2025. We experienced consistent fleet expansion in third quarter 2026, and currently, our active fleet is larger than at the end of September.
Trucking fuel surcharge revenues increased 110.6% to $125.2 million in third quarter 2026 from $59.5 million in third quarter 2025 due primarily to higher average diesel fuel prices in third quarter 2026 and the impact of the FirstFleet acquisition. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three divisions. Werner Logistics recorded a minimal amount of revenue and brokered freight expense in third quarter 2026 and $0.2 million in third quarter 2025 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2026, Werner Logistics revenues decreased $16.8 million, or 7.2%, compared to third quarter 2025. Truckload Logistics revenues (70% of total Werner Logistics segment revenues) decreased $23.2 million, or 13%, in third quarter 2026, driven by a decrease in shipments of 40%, partially offset by a 44% increase in revenue per shipment. Intermodal revenues (17% of total Werner Logistics segment revenues) increased $2.4 million, or 7%, due to a 6% increase in revenue per shipment and a 1% increase in shipments. Final Mile revenues (13% of total Werner Logistics segment revenues) increased $4.1 million, or 18%, in third quarter 2026, and increased 8% sequentially.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 98.2% in third quarter 2026 compared to 101.7% in third quarter 2025. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 33 through 34 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $49.9 million, or 18.6%, in third quarter 2026 compared to third quarter 2025, and decreased 1.3% as a percentage of operating revenues. The increase in salaries, wages and benefits expense was due primarily to the impact of the FirstFleet acquisition and higher driver recruitment, training and onboarding costs. These increases were partially offset by the impact of an $18.0 million litigation settlement agreement in the prior-year period, as discussed above. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 2.9% in third quarter 2026 compared to third quarter 2025.
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
Fuel increased $66.2 million, or 103.3%, in third quarter 2026 compared to third quarter 2025, and increased 5.4% as a percentage of operating revenues, due primarily to higher average diesel fuel prices in third quarter 2026 and the impact of the FirstFleet acquisition. Average diesel fuel prices were $1.92 per gallon higher in third quarter 2026 than in third quarter 2025, and were $0.44 per gallon higher than in second quarter 2026.
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
For October 2026, the average diesel fuel price per gallon was $2.65 higher than the average diesel fuel price per gallon in October 2025, and $2.66 higher than in fourth quarter 2025.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $20.0 million, or 30.5%, in third quarter 2026 compared to third quarter 2025, and increased 0.5% as a percentage of operating revenues. The expense increase was mostly driven by an increase in over-the-road tractor and trailer maintenance, in-house tractor maintenance, and tire costs in third quarter 2026, resulting primarily from the FirstFleet acquisition. In addition, we incurred higher driver recruitment and onboarding costs, including costs for driver lodging and advertising, in third quarter 2026.
Insurance and claims increased $1.5 million, or 3.9%, in third quarter 2026 compared to third quarter 2025, and decreased 0.7% as a percentage of operating revenues, due primarily to the addition of insurance and claims expense in connection with the FirstFleet acquisition in January 2026. This increase was mostly offset by lower expense for liability claims, resulting primarily from lower unfavorable reserve development and lower expense for new claims in third quarter 2026 compared to the same period in 2025. The expense for new claims was impacted by decreased cost per claim in third quarter 2026 compared to third quarter 2025. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. The industry is experiencing an unprecedented increase in verdicts and litigation settlements, particularly for larger carriers. Despite these pressures, our insurance and claims expense for our legacy business (not including FirstFleet) declined during the third quarter 2026 compared to the same period of the prior year.
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
Depreciation and amortization expense increased $4.7 million, or 6.5%, in third quarter 2026 compared to third quarter 2025, and decreased 1.3% as a percentage of operating revenues due primarily to depreciation and amortization of tangible and intangible assets recorded in the FirstFleet acquisition. These increases were partially offset by impacts of our fourth quarter 2025 One-Way Truckload operating segment restructuring, including lower depreciation on legacy tractors from a reduced average fleet size, and decreased intangible amortization following the impairment of certain customer relationships and trade names.

The average age of our tractor fleet was 2.8 years as of September 30, 2026, and the average age of our trailers was 6.5 years. We are continuing to invest in new tractors and trailers, technology, and our terminal network in 2026 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs.
Rent and purchased transportation expense increased $11.5 million, or 4.7%, in third quarter 2026 compared to third quarter 2025, and decreased 4.7% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded a minimal amount of revenue and brokered freight expense in third quarter 2026 and $0.2 million in third quarter 2025 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense decreased $14.9 million in third quarter 2026, and decreased to 85.6% as a percentage of Werner Logistics revenues in third quarter 2026 from 85.8% in third quarter 2025.
Rent and purchased transportation expense for the TTS segment increased $26.0 million in third quarter 2026 compared to third quarter 2025 due primarily to an increase in operating lease expense in connection with the FirstFleet acquisition and higher reimbursements to independent contractors related to higher average diesel fuel prices.
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
Other operating expenses decreased $6.6 million, or 115.4%, in third quarter 2026 compared to third quarter 2025, and decreased 0.9% as a percentage of operating revenues due primarily to higher net gains on sales of property and equipment (primarily used tractors and trailers), the non-recurrence of $3.4 million of legal fees recorded in the prior year related to the Abarca et al. v. Werner litigation discussed above, and decreased bad debt expense. These decreases were partially offset by $1.8 million of costs related to certain FirstFleet integration efforts during the third quarter 2026. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $8.0 million in third quarter 2026 compared to $4.5 million in third quarter 2025. We sold more tractors and trailers in third quarter 2026 compared to third quarter 2025, and realized lower average sale prices for our used equipment. We continue to anticipate increasing used equipment demand and resale values through the remainder of 2026. Equipment manufacturers production constraints, aging fleets across the industry, and the approaching 2027 EPA emission standards are supportive of demand for high-quality used assets. As a result, we are increasing our anticipated gains on our used equipment for full-year 2026 from a range between $10 million and $14 million to a range between $14 million and $16 million.
Other Expense (Income)
Other expense, net of other income, increased $0.5 million, or 5.7%, in third quarter 2026 compared to third quarter 2025, due primarily to a $1.0 million increase in net interest expense, partially offset by a $0.5 million increase in the amount of net earnings recognized from our investments (see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments). Net interest expense increased due primarily to an increase in average debt outstanding, partially offset by a decrease in average interest rates. We continue to expect net interest expense to be between $40 million and $45 million for full-year 2026.
Income Tax Expense (Benefit)
We had income tax expense of $1.0 million in third quarter 2026 compared to an income tax benefit of $0.8 million in third quarter 2025. Our effective income tax rate (income taxes expressed as a percentage of income (loss) before income taxes) increased to 13.2% in third quarter 2026 compared to 3.8% in third quarter 2025. The effective income tax rate in third quarter 2026 was impacted by discrete favorable items. The third quarter 2025 effective income tax rate was impacted by $4.7 million of unfavorable return to provision adjustments in the prior-year period related to changes in deferred tax assets and liabilities for certain acquired entities and a subsidiary located in Mexico. We are decreasing our full-year 2026 effective income tax rate from 25.5% to 26.5% to be approximately 24.5% to 25.5%.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating Revenues and Operating Profitability
Operating revenues increased 20.4% for the first nine months of 2026, compared to the same period of the prior year. When comparing the first nine months of 2026 to the first nine months of 2025, TTS segment revenues increased $471.6 million, or 30.6%, and Werner Logistics revenues decreased $25.9 million, or 4.0%. The increase in TTS segment revenues was primarily due to $447.7 million of operating revenues related to our FirstFleet acquisition in the first nine months of 2026. In the TTS segment, trucking revenues, net of fuel surcharge, increased $324.2 million, due primarily to a 15.3% increase in average tractors in service and a 7.8% increase in average revenues per tractor per week, net of fuel surcharge. TTS segment fuel surcharge revenues for the first nine months 2026 increased $152.0 million, or 88.2%, when compared to the same period of the prior year due to higher average diesel fuel prices and the impact of the FirstFleet acquisition. The decrease in Werner Logistics revenues was due primarily to lower volumes in Truckload Logistics, partially offset by higher volumes in Intermodal and increased Final Mile revenues. We had operating income of $37.9 million for the first nine months of 2026 compared to $47.5 million for the first nine months of 2025, and our operating margin percentage decreased to 1.4% for the first nine months of 2026 from 2.1% for the first nine months of 2025. TTS segment had operating income of $64.3 million for the first nine months of 2026 compared to $49.3 million for the first nine months of 2025, and its operating margin percentage was 3.2% for the first nine months of 2026 and 2025. During the first nine months of 2026, our consolidated and TTS segment operating results benefited from the addition of FirstFleet operating results, improved profitability in One-Way Truckload following our restructuring efforts, and lower insurance and claims expense in our legacy business (not including FirstFleet). Conversely, results did not repeat favorable items from the prior-year period. These prior-year items included a $45.7 million liability reversal through insurance and claims expense as a result of a previously disclosed favorable decision related to a lawsuit arising from a December 2014 accident, a $7.8 million net favorable change to the Baylor Trucking, Inc. acquisition contingent earnout liability, partially offset by an $18.0 million settlement agreement and $3.4 million in associated legal fees for the Abarca et al. v. Werner litigation, as discussed above. Consolidated and TTS segment operating results during the first nine months of 2026 were also impacted by our decision to accelerate strategic spending in driver recruitment, training and onboarding to maximize fleet capacity and support customer demand.
Werner Logistics had an operating loss of $6.3 million for the first nine months of 2026 compared to operating income of $6.9 million for the first nine months of 2025, and its operating margin percentage decreased to (1.0)% for the first nine months of 2026 from 1.1% for the first nine months of 2025, primarily due to operating margin pressures during the first nine months of 2026, including higher spot freight rates, which drove an increase in purchased transportation costs as a percentage of operating revenues, and the timing of resetting customers to higher contract rates.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 98.6% for the nine months ended September 30, 2026 and 97.9% for the nine months ended September 30, 2025. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 33 through 34 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $146.8 million, or 19.3%, in the first nine months of 2026 compared to the same period in 2025, and decreased 0.3% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to the impact of the FirstFleet acquisition and higher driver recruitment, training and onboarding costs. These increases were partially offset by the non-recurrence of litigation costs of $18.0 million recorded in the prior-year period related to an agreement to settle a class action lawsuit, as discussed above. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 1.2% in the first nine months of 2026 compared to the same period in 2025.
Fuel increased $145.0 million, or 77.3%, in the first nine months of 2026 compared to the same period in 2025, and increased 3.9% as a percentage of operating revenues due to higher average diesel fuel prices in the first nine months of 2026 and the impact of the FirstFleet acquisition. Average diesel fuel prices were $1.36 per gallon higher in the first nine months of 2026 than in same period in 2025.
Supplies and maintenance increased $43.1 million, or 23.0%, in the first nine months of 2026 compared to the same period in 2025 and increased 0.2% as a percentage of operating revenues. The expense increase was mostly driven by an increase in over-the-road tractor and trailer maintenance, in-house tractor maintenance, and higher office supply, toll, and tire costs in the first nine months of 2026, resulting primarily from the FirstFleet acquisition. In addition, we incurred higher driver recruitment and onboarding costs, including costs for driver lodging and advertising, in the first nine months of 2026.
Insurance and claims increased $47.9 million, or 63.8% in the first nine months of 2026 compared to the same period in 2025, and increased 1.2% as a percentage of operating revenues, due primarily to the non-recurrence of a $45.7 million liability reversal in the prior-year period as a result of a previously disclosed favorable decision related to a lawsuit arising from a December 2014 accident, and the addition of insurance and claims expense in connection with the FirstFleet acquisition. These increases were partially offset by lower expense for liability claims, resulting primarily from lower unfavorable reserve development and lower expense for new claims in the first nine months of 2026 compared to the same period in 2025. The expense for new claims was impacted by decreased cost per claim in first nine months of 2026 compared to first nine months of 2025.
Depreciation and amortization expense increased $18.9 million, or 8.9%, in the first nine months of 2026 compared to the same period in 2025, and decreased 0.9% as a percentage of operating revenues due primarily to depreciation and amortization of tangible and intangible assets recorded in the FirstFleet acquisition. These increases were partially offset by impacts of our fourth quarter 2025 One-Way Truckload operating segment restructuring, including lower depreciation on legacy tractors from a reduced average fleet size, and decreased intangible amortization following the impairment of certain customer relationships and trade names.
Werner Logistics purchased transportation expense decreased $16.1 million in the first nine months of 2026 as a result of the decline in Werner Logistics revenues, and increased 1.0% as a percentage of Werner Logistics revenues to 86.5% in the first nine months of 2026 from 85.5% in the same period in 2025. The increase in the percentage of Werner Logistics revenues was due primarily to higher capacity costs year over year. Rent and purchased transportation expense for the TTS segment increased $54.2 million in the first nine months of 2026 compared to the same period in 2025 due primarily to an increase in operating lease expense in connection with the FirstFleet acquisition and higher reimbursements to independent contractors related to higher average diesel fuel prices.
Restructuring and impairment expense was $4.1 million in the first nine months of 2026. As discussed above, we began a strategic restructuring of our One-Way Truckload business in fourth quarter 2025.
Other operating expenses increased $8.9 million in the first nine months of 2026 compared to the same period in 2025, and increased 0.3% as a percentage of operating revenues due primarily to $12.0 million of acquisition and certain integration-related expenses related to the FirstFleet acquisition and the impact of a $7.8 million net favorable change to the Baylor Trucking, Inc. acquisition contingent earnout liability recorded in the same period in 2025. These increases were partially offset by decreased bad debt expense and the non-recurrence of $3.4 million of legal fees recorded in the prior year related to the Abarca et al. v. Werner litigation discussed above. Gains on sales of property and equipment were $13.3 million in the first nine months of 2026 and 2025. We sold more tractors and fewer trailers in the first nine months of 2026 compared to the same period in 2025, and realized lower average sale prices for our used equipment.
Other Expense (Income)
Other expense, net of income, increased $5.2 million in the first nine months of 2026 compared to the same period in 2025, and increased 0.1% as a percentage of operating revenues due primarily to a $5.3 million increase in net interest expense. Net interest expense increased due primarily to an increase in average debt outstanding, partially offset by a decrease in average interest rates (see Note 10 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further information on our debt and interest rate swaps).
Income Tax Expense
Income tax expense decreased $10.0 million in the first nine months of 2026 compared to the same period in 2025, due to lower pre-tax income and a decrease in the effective income tax rate. Our effective income tax rate decreased to 17.0% in the first nine months of 2026 compared to 48.2% in the first nine months of 2025 due primarily to the impact of $4.7 million of unfavorable return to provision adjustments in the prior-year period related to changes in deferred tax assets and liabilities for certain acquired entities and a subsidiary located in Mexico and discrete favorable items in third quarter 2026.
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
Management believes our financial position at September 30, 2026 is strong. As of September 30, 2026, we had $39.2 million of cash and cash equivalents and $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a maximum amount of funding available of $1.45 billion under our Credit Facilities, for which our total available borrowing capacity was $615.1 million as of September 30, 2026 (see Note 10 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities). We believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios.
Item 7 of Part II of our 2025 Form 10-K includes our disclosure of material cash requirements as of December 31, 2025. Except as described below, there were no other material changes in the nature of these items during the nine months ended September 30, 2026.
•Noncontrolling interest redemption claim – During the third quarter ended September 30, 2026, after receiving a redemption notice from the NCI holder of its alleged right to exercise its liquidity rights under the LLC Agreement, we reclassified the $26.9 million carrying value of the redeemable noncontrolling interest from Temporary equity – redeemable noncontrolling interest to Other current liabilities on the consolidated condensed balance sheet in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. See Note 11 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further details regarding this claim.
•Debt Obligations and Interest Payments – As of September 30, 2026, we had outstanding debt under the Credit Facilities with an aggregate principal amount of $803.0 million, with no principal amount expected to be paid within 12 months. As of September 30, 2026, future interest payments associated with the Credit Facilities are estimated to be $47.3 million through 2027, with $42.1 million payable within 12 months. See Note 10 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further detail of the Credit Facilities and the timing of expected future principal payments.
•Finance Leases – We assumed finance leases in connection with our FirstFleet acquisition. As of September 30, 2026, we had finance lease payment obligations of $44.4 million, with $24.6 million payable within 12 months. See Note 6 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further detail of our finance lease obligations and the timing of expected future payments.
On October 5, 2026, we entered into a $1.1 billion unsecured credit facility with a syndicate of lenders, the 2026 Credit Agreement. We used the 2026 Credit Agreement to concurrently repay and terminate our existing 2022 Credit Agreement, which was scheduled to mature on December 20, 2027. On October 5, 2026, we borrowed $465 million under the 2026 Credit Agreement at a weighted average interest rate of 5.54%, based on the SOFR plus a margin of 1.50%. As of October 5, 2026, borrowings of $431.7 million under the 2026 Credit Agreement were used to pay off the outstanding balances, accrued interest, and fees under the 2022 Credit Agreement. Our outstanding debt under our credit facilities totaled $840 million as of October 5, 2026, including $465 million of revolving credit loans under the 2026 Credit Agreement and $375 million under the Company's existing LSA. Considering outstanding borrowings and stand-by letters of credit issued of $31.9 million, we had a remaining borrowing capacity of $603.1 million under our credit facilities as of October 5, 2026. See Note 15 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for additional information regarding the 2026 Credit Agreement. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.
Cash Flows
During the nine months ended September 30, 2026, we generated cash flow from operations of $188.7 million, a 57.9% or $69.2 million increase in cash flows compared to the same nine-month period a year ago. The increase in net cash provided by operating activities was due primarily to an increase in earnings adjusted for various noncash items, and an increase in cash provided by working capital changes for the nine-month period ended September 30, 2026. Cash inflows during the nine-month period ended September 30, 2026 were partially offset by an $18.0 million settlement payment for the Abarca et al. v. Werner class-action lawsuit in third quarter 2026 following court approval in July 2026 (see Note 11 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our legal proceedings). We were able to make capital expenditures, make strategic investments, and pay dividends with the net cash provided by operating activities, supplemented by borrowings under our existing credit facilities.

Net investing activities used $224.3 million and $99.8 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Net cash invested in our FirstFleet acquisition was $184.8 million for the nine-month period ended September 30, 2026. Net property and equipment additions (primarily revenue equipment) were $28.7 million for the nine-month period ended September 30, 2026, compared to $93.3 million during the same period of 2025. The decrease in net capital expenditures during the first nine months of 2026 was due to several factors, including selling more equipment and purchasing less following our One-Way Truckload segment restructuring efforts, modest incremental use of operating leases, and a decline in technology-related capital spending as we near completion of building the technology infrastructure for our future. We are lowering and narrowing our full-year 2026 estimated net capital expenditure range (primarily revenue equipment) from $215 million to $250 million to $190 million to $205 million, compared to net capital expenditures in 2025 of $162.7 million. This reduction in our estimated net capital expenditure range is primarily driven by the timing of equipment manufacturer deliveries, as we remain fully committed to modernizing our fleet and lowering our average tractor age. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary. As of September 30, 2026, we were committed to property and equipment purchases of approximately $173.6 million.
Net financing activities provided $13.6 million during the nine months ended September 30, 2026, and used $10.9 million during the same period in 2025. We had net borrowings on our debt under our Credit Facilities of $51.0 million during the nine months ended September 30, 2026, increasing our outstanding debt under our Credit Facilities to $803.0 million at September 30, 2026. We had net borrowings on our debt under our Credit Facilities of $75.0 million during the nine months ended September 30, 2025. We paid dividends of $25.2 million during the nine months ended September 30, 2026 and $25.7 million during the same period in 2025. We currently plan to continue paying a quarterly dividend.
We did not repurchase any shares of common stock during the nine months ended September 30, 2026. Financing activities for the same period in 2025 included common stock repurchases of 2,113,007 shares at a cost of $55.6 million, including broker commissions and excise taxes. As of September 30, 2026, the Company had not purchased any shares pursuant to our current Board of Directors repurchase authorization and had 5,000,000 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of September 30, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $0.6 million for third quarter 2026 and gains were $0.9 million for third quarter 2025. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity on the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $375.0 million of variable interest rate debt outstanding at September 30, 2026, for which the interest rate is effectively fixed at 5.75% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $428.0 million of variable interest rate debt outstanding at September 30, 2026. Interest on our credit facilities is based on variable rates, including the Secured Overnight Financing Rate (“SOFR”) and commercial paper rate. See Note 10 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR and commercial paper rate would increase our interest expense by approximately $4.9 million for the next 12-month period.
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
As previously disclosed, we completed the acquisition of FirstFleet on January 27, 2026. Management has excluded the internal control over financial reporting of FirstFleet from the scope of the assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC's general guidance that an assessment of the effectiveness of internal control over financial reporting of a recently acquired business may be omitted from management's scope in the year of acquisition. Management continues to execute its integration plan, which includes evaluating and implementing corporate-level internal controls over FirstFleet’s separate information systems, accounting systems and operational processes. Since the date of acquisition, FirstFleet's financial results have been included in our consolidated financial statements and constituted approximately $430.1 million of total assets as of September 30, 2026, and $170.7 million and $447.7 million of revenues for the three and nine months ended September 30, 2026, respectively.
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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 11 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.
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
We face various risks in connection with our acquisition and continuing integration of FirstFleet, including:
•We might not integrate FirstFleet's locations into our existing network without service disruptions;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
On August 11, 2025, we announced a new stock repurchase program in a Form 8-K under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of September 30, 2026, the Company had not purchased any shares pursuant to the new authorization and had 5,000,000 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during third quarter 2026 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During third quarter 2026, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
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

10.1
Credit Agreement, dated October 5, 2026, by and among Werner Enterprises, Inc., the lenders thereto, BMO Bank N.A. as Administrative Agent, Swingline Lender, and Issuing Lender, BMO Capital Markets Corp., Wells Fargo Securities, LLC, and TD Securities (USA) LLC as Joint Lead Arrangers and Joint Bookrunners. Wells Fargo Bank, National Association and The Toronto-Dominion Bank as Co-Syndication Agents, and PNC Bank National Association as Documentation Agent
Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2026

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
101
The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Condensed Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2026.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 9, 2026	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 9, 2026	By:	/s/ Alan G. Colson
Alan G. Colson
Vice President, Controller and Principal Accounting Officer